Form 10QSB
period 2000-06-30
KNOWLEDGE NETWORKS INC
filed 2000-07-12
CIK 1098590

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-30565

                         Date of Report:  June 30, 2000.

                            KNOWLEDGE NETWORKS, INC.

Nevada                                                                91-2014670
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)


24843  Del  Prado,  Suite  318,  Dana  Point,  CA                          92629
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (949)  248-1765

Securities registered pursuant to Section 12(g) of the Act: 10,361,750 Common Stock

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports). This Report is filed voluntarily.

As of June 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 10,361,750

                                  INTRODUCTION

     Our 1934 Act Registration on Form 10-SB became effective on or about July 7, 2000. We are not required to file this Quarterly Report, but do so voluntarily in order to provide current financial information. Our inception was December 16, 1998. Our first fiscal year ended December 31, 1999. Our 1934 Act Registration on Form 10-SB became effective on or about July 7, 2000. We were not required to file an annual report on Form 10-K-SB for our first fiscal year. Our Audited Financial Statements for the year ended December 31, 1999 are filed as a part of our Form 10-SB which became effective July 7, 2000.


                         ITEM 1.   FINANCIAL STATEMENTS.

     The Purpose of this voluntary filing is to provide the following un-audited financial information: Financial Statements Un-Audited: for the six months ended June 30, 2000


     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.


 (A)   (A)  PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We do not have enough cash to fund our operations optimally for the next twelve months at our current ratio of revenues to expenses. We must increase our revenues by increasing our customer base and/or borrow from our circle of shareholders or seek additional investment from them.

      (2)  OTHER  REQUIREMENTS,  NEXT  TWELVE  MONTHS.

           (I)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

           (II) EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

           (III)  EXPECTED  SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. None.

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     REVENUES. From January 1, 2000, through June 30, 2000 we enjoyed revenues of $22,500 (as compared to $12,000 in the comparable period of 1999). From April 1, 2000 through June 30, 2000, our revenues were $12,500 (as compared to $6,000 in the comparable period of 1999).

     EXPENSES/NET LOSS.From January 1, 2000, through June 30, 2000 we incurred expenses/net loss of $34,884/$16,384 (as compared to $45,253/$33,253 in the comparable period of 1999). From April 1, 2000 through June 30, 2000, our expenses/net loss were $$20,845/$8,345 (as compared to $22,030/$16,030 in the comparable period of 1999).

     REVENUES/EXPENSE RATIO IMPROVING. Our net losses have decreased in every period, even as revenues have remained somewhat flat. Management believes that only a modest increase in our customer base would increase revenues to the level of marginal profitability.

     FUTURE PROSPECTS Our young business is improving, little by little. The size and scope of our operations are modest. We have not yet demonstrated profitability. The industry is subject to continuous exponential change, requiring us to keep up with changing contemporary software in a highly competitive market. Sudden or unexpected changes in the nature of our client's needs, due to changing industry standards could present us with unexpected expenses, and, in the worst case, the loss of clients. For these reasons, we cannot predict with confidence, when and whether we might achieve profitability or develop a sufficiently expanded customer base to insure our continued viability. While we believe we are developing a market niche, there can be no assurance of our success. Notwithstanding the foregoing cautionary statements, assuming the continuation of current conditions, we would expect to proceed to build our customer base and continue with our existing business plan, with minimal advances and deferrals by our existing shareholders.

--------------------------------------------------------------------------------
                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------


                           ITEM 1.  LEGAL PROCEEDINGS

                                      None

                          ITEM 2.  CHANGE IN SECURITIES

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     We filed a Current Report on Form 8-K about June 2, 2000 for the sole purpose of providing our more recent Un-Audited Financial Statements for the five months ended May 31, 2000, under cover of Exhibit 5/31/00.


                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS

 Financial  Statements  Un-Audited:      Exhibit  Number
 for  the  six  months  ended  June  30,  2000      00QF2-6/30

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  June  30,  2000
                            KNOWLEDGE NETWORKS, INC.

                                       by


/s/Kirt W. James          /s/Jeff Harry
   Kirt  W.  James           Jeff  Harry
   President/Director        Secretary/Director

--------------------------------------------------------------------------------
                               EXHIBIT 00QF2-6/30

                         UN-AUDITED FINANCIAL STATEMENTS

                      FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                            KNOWLEDGE NETWORKS, INC.
                            BALANCE SHEET (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                       And the period ended June 30, 2000

                                                          June 30,    December 31,
                                                            2000          1999
----------------------------------------------------------------------------------
      ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $   3,214   $       5,585
Notes Receivable . . . . . . . . . . . . . . . . . . .     63,993          63,993
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .     67,207          69,578
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $  67,207   $      69,578
      LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $  14,013   $           0
Total Liabilities. . . . . . . . . . . . . . . . . . .     14,013               0
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 10,361,750 shares
   and 10,361,750 shares respectively. . . . . . . . .     10,362          10,362
Additional Paid-In Capital . . . . . . . . . . . . . .    142,806         142,806
Accumulated Equity (Deficit) . . . . . . . . . . . . .    (99,974)        (83,590)
Less: Subscription receivable
Total Stockholders' Equity . . . . . . . . . . . . . .     53,194          69,578
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .  $  67,207   $      69,578

   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                  For the periods ended  June 30, 1999 and 2000

                                                                                               From
                                                                                           Inception on
                                  From April      From April   From January   From January   December 16,
                                  1, 2000 to.   1, 1999 to    1, 2000 to      1, 1999 to    1998 through
                                   June 30,. . .  June 30,       June 30,        June 30,        June 30,
                                      2000          1999          2000            1999            2000
Revenues. . . . . . . . . .  $      12,500   $     6,000   $      22,500   $      12,000   $      67,183
Bad debt. . . . . . . . . .              0             0               0               0          11,154
Consulting fees . . . . . .         12,500        19,876          24,500          41,378         125,681
General and Administrative.          8,345         2,154          14,384           3,875          30,322
Total Expenses. . . . . . .         20,845        22,030          38,884          45,253         167,157
Net Loss from Operations. .         (8,345)      (16,030)        (16,384)        (33,253)        (99,974)
Net Income (Loss) . . . . .        ($8,345)     ($16,030)       ($16,384)       ($33,253)       ($99,974)
Loss per Share. . . . . . .  $     0.00081   $   0.00161   $     0.00158   $     0.00334   $     0.00995
Weighted Average
    Shares Outstanding. . .     10,361,750     9,958,360      10,361,750       9,958,360      10,048,290

   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                  For the periods ended June 30, 1999 and 2000

                                                                           From inception,
                                                                             December 16,
                                                                             1988 through
                                                               June 30,       .  June 30,
                                                            2000        1999        2000
-----------------------------------------------------------------------------------------
Operating Activities
Net Income (Loss). . . . . . . . . . . . . . .          ($16,384)   ($33,253)   ($99,974)
Adjustments to reconcile net loss to
    net cash provided by operations
  Increase in accounts payable . . . . . . . .            14,013           0           0
    Bad debt . . . . . . . . . . . . . . . . .                 0      11,154      11,154
    Issuance of stock for services . . . . . .                 0      25,004      25,004
Net cash flows used Operations . . . . . . . .            (2,371)      2,905     (63,816)
Cash flows used in Investment Activities
Cash payments for notes receivable . . . . . .  $              0    ($63,993)   ($63,993)
Net Cash used in Investment Activities . . . .                 0     (63,993)    (63,993)
Cash Flows from Financing Activities
  Cash received from subscriptions receivable.                 0       9,800       9,800
  Cash received from spin-off. . . . . . . . .                 0           0       3,710
  Issuance of stock for cash . . . . . . . . .                 0     103,500     103,500
Net Cash Flows from Financing Activities . . .                 0     113,300     117,010
Net increase (decrease) in cash. . . . . . . .            (2,371)     52,212     (10,799)
Cash, beginning of period. . . . . . . . . . .  $          5,585   $   3,655   $       0
Cash, end of period. . . . . . . . . . . . . .  $          3,214   $  55,867    ($10,799)

   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
                For the period from inception of the Corporation
                 On December 16, 1998, through December 31, 1998
     For the year ended December 31, 1999 and the period ended June 30, 2000

                                                                      Additional     Accumulated     Total Stock-
                                              Common      Par           Paid-In        Equity       holders' Equity
                                               Stock       Value         Capital       (Deficit)       (Deficit)
  Common Stock issued at inception . . . .   8,020,000  $      8,020  $           0  $       0   $           8,020
  Sale of Common Stock
      at $0.01 per share . . . . . . . . .     980,000           980          8,820          0                   0
  Distribution to shareholders in spin off           0             0          6,844          0                   0
  Loss during the period from December 16,
      through December 31, 1998. . . . . .           0             0              0    (11,209)                  0
  Balance at December 31, 1998 . . . . . .   9,000,000  $      9,000  $      15,664   ($11,209)  $          13,455
                                            ----------  ------------  -------------  ----------  -----------------
  Sale of Common Stock
      at $0.10 per share . . . . . . . . .   1,035,000         1,035        102,465          0                   0
  Issuance of Common Stock for
      services at $0.10 per share. . . . .     249,250           249         24,677          0                   0
  Issuance of Common Stock
      at par for services rendered . . . .      77,500            78              0          0                   0
  Loss during the period from January 1
      through December 31, 1999. . . . . .           0             0              0    (72,381)                  0
  Balance at December 31, 1999 . . . . . .  10,361,750  $     10,362  $     142,806   ($83,590)  $          69,578
                                            ----------  ------------  -------------  ----------  -----------------
  Loss during the period from January 1
      through June 30, 2000. . . . . . . .           0             0              0    (16,384)                  0
  Balance at June 30, 2000 . . . . . . . .  10,361,750  $     10,362  $     142,806   ($99,974)  $          53,194
                                            ----------  ------------  -------------  ----------  -----------------

   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                        Notes to The Financial Statements
                       December 31, 1999 and June 30, 2000

NOTE  I  -  Summary  of  Significant  Accounting  Policies

a.     Organization

Knowledge Networks, Inc., ("the Company") is a Nevada corporation organized on December 16,
1998. The Company was created on this date through a spin off of the operations and assets to the shareholders of Knowledge Networks Acquisitions, IncThe Company specializes in Microsoft consulting and training as well as telecommunications consulting, training and outsourcing.

b.     Accounting  Method

The  Company  recognizes income and expenses on the accrual basis of accounting.

c.     Earnings  (Loss)  Per  Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

d.     Cash  and  Cash  Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e.     Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $85,830 that will be offset against future taxable income.

Deferred tax assets and the valuation account is as follows at December 31, 1999 and June 30, 2000.

                           June  30,       December  31,
                             2000               1999
----------------------------------------------------
     Deferred  tax  asset:
     NOL  carrryforward     $  9,648        $  9,648
     Valuation  allowance     (9,648))       (9,648)
     Total                         0              0


     NOTE  2  -  Going  Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            KNOWLEDGE NETWORKS, INC.
                        Notes to the Financial Statements
                       December 31, 1999 and June 30, 2000

NOTE  3  -  Related  Party  Transactions

During 1999, $63,993 was paid to an officer of the Company. The note is due within the next twelve months with no provision for interest.

During 1999,326,750 shares of common stock were issued to officers and shareholders for consulting services of $25,004.

During 1999 and the first three months of 2000, $44,683 and $17,500 in sales, respectively, were to a shareholder.