Form 10QSB
period 2000-09-30
KNOWLEDGE NETWORKS INC
filed 2000-10-30
CIK 1098590

--------------------------------------------------------------------------------
                                  Kirt W. James
                                    PRESIDENT
                            Knowledge Networks, Inc.
                              24843 Del Prado, #318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-30565

                       Date of Report:  September 30, 2000

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

Securities registered pursuant to Section 12(g) of the Act: 36,699,750 Common Stock

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports). This Report is filed voluntarily.

As of September 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 36,699,750


                         ITEM 1.   FINANCIAL STATEMENTS.

     The following financial statements are attached hereto and incorporated herein by this reference.

--------------------------------------------------------------------------------
Exhibit                        FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
           Un-Audited  Financial  Statements
00QF-3     for  the  three  months  and  nine  months  ended  September 30, 2000
--------------------------------------------------------------------------------

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

           (I)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

           (II) EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

           (III)  EXPECTED  SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. None.

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     There has been minimal change in our financial condition and operations since our last audited report. The following tables provide quarterly comparisons from our last two quarters. First revenues are increasing, but the changes are barely substantial.

REVENUES.
SECOND QUARTER.
                                                                          Inception
                                                                            Dec 16,
                                                                             1999
                                                                              to
                                                                           June 30
Operations. .                .  April 1 to June 30     Jan 1 to June 30
                                2000          1999      2000       1999       2000
----------------------------------------------------------------------------------
Revenues: . . .  $            12,500  $      6,000    $30,000   $12,000    $74,683
----------------------------------------------------------------------------------
REVENUES.
THIRD QUARTER.
                                                                          Inception
                                                                            May 19,
                                                                             1999
                                                                              to
                                                                           Sept 30
Operations. .                 .  July 1 to Sept 30     Jan 1 to Sept 30
                                2000         1999      2000       1999        2000
----------------------------------------------------------------------------------
Revenues: . . .  $            15,000  $           6,000  $42,500  $12,000  $87,183
----------------------------------------------------------------------------------



     The  Remainder  of  this  Page  is  Intentionally  left  Blank

EXPENSES
SECOND  QUARTER
                                                                       Inception
                                                                         May 19,
                                                                           1999
                                                                            to
                                                                         June 30
Operations                           April 1 to June 30  Jan 1 to June 30
                                        2000     1999     2000     1999     2000
--------------------------------------------------------------------------------
Bad Debts                                  0        0        0        0   11,154
Consulting Fees                       12,500    19,876  32,000   41,378  133,181
General & Administrative               8,345     2,154  14,384    3,875   30,322
Total Expenses                        20,845    22,030  46,384   45,253  174,657
--------------------------------------------------------------------------------

EXPENSES
THIRD  QUARTER
                                                                       Inception
                                                                         May 19,
                                                                           1999
                                                                            to
                                                                         Sept 30
Operations                        July 1 to Sept 30   Jan 1 to Sept 30
                                    2000      1999      2000      1999      2000
--------------------------------------------------------------------------------
Bad Debts                              0         0         0         0    11,154
Consulting Fees                   12,500    19,876    40,000    41,378   145,681
General & Administrative          16,361     2,154    44,071     3,875    47,269
Total Expenses                    28,861    22,030    84,071    45,253   204,104
--------------------------------------------------------------------------------





NET LOSS. . . .                                                               Inception
SECOND QUARTER.                                                                May 19,
                                                                                1999
                                                                                 to
                                                                               June 30
 Operations . .                April 1 to June 30       Jan 1 to June 30
                               2000          1999        2000       1999         2000
--------------------------------------------------------------------------------------
Net (Loss). . .              (8,345)           (16,030)  (16,384)  (33,253)   (99,974)

--------------------------------------------------------------------------------------

NET LOSS. . . .                                                              Inception
THIRD QUARTER .                                                                May 19,
                                                                                1999
                                                                                 to
                                                                               Sept 30
 Operations . .                July 1 to Sept 30          Jan 1 to Sept 30
                               2000          1999         2000       1999        2000
--------------------------------------------------------------------------------------
Net (Loss). . .             (13,861)      (16,030)     (41,571)    (33,253)  (125,161)
--------------------------------------------------------------------------------------



     NET LOSSES. Our net losses have continued generally each quarter of year 2000. Management believes that only a modest increase in our customer base would increase revenues to the level of marginal profitability. There is no assurance that profitability will be achieved at any forseeable time.

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


                           PART II: OTHER INFORMATION

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

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     We filed a Current Report on Form 8-K about June 2, 2000 for the sole purpose of providing our more recent Un-Audited Financial Statements for the five months ended May 31, 2000.


                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS

--------------------------------------------------------------------------------
Exhibit                      FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
           Un-Audited  Financial  Statements
00QF-3     for  the  three  months  and  nine  months  ended  September 30, 2000
--------------------------------------------------------------------------------


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  September  30,  2000     KNOWLEDGE  NETWORKS,  INC.

                                       by




/s/Kirt W. James          /s/Jeff Harry
   Kirt W. James             Jeff Harry
   president/director        secretary/director

--------------------------------------------------------------------------------
                                 EXHIBIT 00QF-3

                         UN-AUDITED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                               SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                            KNOWLEDGE NETWORKS, INC.
                            BALANCE SHEET (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                       And the period ended June 30, 2000

                                                           June 30,    December 31,
                                                             2000         1999
                                                        (Unaudited)
----------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,475   $       5,585
Notes Receivable . . . . . . . . . . . . . . . . . . .     63,993          63,993
                                                       ----------   --------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .     66,468          69,578
                                                       ----------   --------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $  66,468   $      69,578
                                                       ==========   ==============

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $  13,123   $           0
                                                       ----------   --------------
Total Liabilities. . . . . . . . . . . . . . . . . . .     13,123               0
                                                       ----------   --------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 10,361,750 shares
   and 35,699,750 shares respectively. . . . . . . . .     35,700          10,362

Additional Paid-In Capital . . . . . . . . . . . . . .    142,806         142,806
Accumulated Equity (Deficit) . . . . . . . . . . . . .   (125,161)        (83,590)
Less: Subscription receivable
Total Stockholders' Equity . . . . . . . . . . . . . .     53,345          69,578
                                                       ----------   --------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $  66,468   $      69,578
                                                       ==========   ==============

   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               For the periods ended September 30, 1999 and  2000

                                                                                                           From
                                                                                                       Inception on
                                  From July          From July        From January     From January    December 16,
                                 1, 2000 to.         1, 1999 to        1, 2000 to       1, 1999 to    1998 through
                                September 30,        September 30,    September 30,    September 30,  September 30,
                                       2000             1999             2000             1999            2000
---------------------------------------------------------------------------------------------------------------
Revenues. . . . . . . . . .  $       15,000   $        6,000   $       42,500   $       12,000   $      87,183
                             --------------   --------------   --------------   --------------   --------------
Bad debt. . . . . . . . . .               0                0                0                0          11,154
Consulting fees . . . . . .          12,500           19,876           40,000           41,378         141,181
General and Administrative.          16,361            2,154           44,071            3,875          60,009
                             --------------   --------------   --------------   --------------   --------------
Total Expenses. . . . . . .          28,861           22,030           84,071           45,253         212,344

Net Loss from Operations. .         (13,861)         (16,030)         (41,571)         (33,253)       (125,161)

Net Income (Loss) . . . . .        ($13,861)        ($16,030)        ($41,571)        ($33,253)      ($125,161)
                             ==============   ==============   ==============   ==============   =============
Loss per Share. . . . . . .  $     (0.00110)  $     (0.00161)  $     (0.00374)  $     (0.00334)  $    (0.01198)
                             ==============   ==============   ==============   ==============   =============
Weighted Average
    Shares Outstanding. . .      12,565,054        9,958,360       11,101,546        9,958,360      10,450,982
                             ==============   ==============   ==============   ==============   =============

   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICT)(UNAUDITED)
                For the period from inception of the Corporation
                 On December 16, 1998, through December 31, 1998
  For the year ended December 31, 1999 and the period ended September 30, 2000

                                                                  Additional     Accumulated        Total Stock-
                                          Common      Par           Paid-In        Equity       holders' Equity
                                          Stock       Value         Capital       (Deficit)          (Deficit)
-----------------------------------------------------------------------------------------------------------------
Common Stock issued at inception . . . .   8,020,000  $      8,020  $           0  $        0   $           8,020

Sale of Common Stock
    at $0.01 per share . . . . . . . . .     980,000           980          8,820           0                   0

Distribution to shareholders in spin off           0             0          6,844           0                   0

Loss during the period from December 16,
    through December 31, 1998. . . . . .           0             0              0     (11,209)                  0
                                          ----------  ------------  -------------  -----------  -----------------
Balance at December 31, 1998 . . . . . .   9,000,000  $      9,000  $      15,664    ($11,209)  $          13,455

Sale of Common Stock
    at $0.10 per share . . . . . . . . .   1,035,000         1,035        102,465           0                   0

Issuance of Common Stock for
    services at $0.10 per share. . . . .     249,250           249         24,677           0                   0

Issuance of Common Stock
    at par for services rendered . . . .      77,500            78              0           0                   0

Loss during the period from January 1
    through December 31, 1999. . . . . .           0             0              0     (72,381)                  0
                                          ----------  ------------  -------------  -----------  -----------------
Balance at December 31, 1999 . . . . . .  10,361,750  $     10,362  $     142,806    ($83,590)  $          69,578

Issuance of Common Stock
    at par for services rendered . . . .  25,338,000        25,338              0           0                   0

Loss during the period from January 1
    through September 30, 2000 . . . . .           0             0              0     (41,571)                  0
                                          ----------  ------------  -------------  -----------  -----------------
Balance at September 30, 2000. . . . . .  35,699,750  $     35,700  $     142,806   ($125,161)  $          53,345


   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                For the periods ended September 30, 1999 and 2000

                                                                            From inception,
                                                                             December 16,
                                                                             1988 through
                                                           September 30,     September 30,
                                                          2000        1999         2000
----------------------------------------------------------------------------------------
Operating Activities
Net Income (Loss). . . . . . . . . . . . . .          ($41,571)   ($33,253)   ($125,161)
Adjustments to reconcile net loss to
    net cash provided by operations
Increase in accounts payable . . . . . . . .            13,123           0       13,123
    Bad debt . . . . . . . . . . . . . . . .                 0      11,154       11,154
    Issuance of stock for services . . . . .            25,338      25,004       50,342
                                                      --------    --------      --------
Net cash flows used Operations . . . . . . .            (3,110)      2,905      (50,542)

Cash flows used in Investment Activities
Cash payments for notes receivable . . . . .  $              0    ($63,993)    ($63,993)
                                                      --------    --------      --------
Net Cash used in Investment Activities . . .                 0     (63,993)     (63,993)

Cash Flows from Financing Activities
Cash received from subscriptions receivable.                 0       9,800        9,800
Cash received from spin-off. . . . . . . . .                 0           0        3,710
Issuance of stock for cash . . . . . . . . .                 0     103,500      103,500
                                                      --------    --------      --------
Net Cash Flows from Financing Activities . .                 0     113,300      117,010

Net increase (decrease) in cash. . . . . . .            (3,110)     52,212        2,475

Cash, beginning of period. . . . . . . . . .  $          5,585   $   3,655   $        0
                                                      --------    --------      --------
Cash, end of period. . . . . . . . . . . . .  $          2,475   $  55,867   $    2,475
                                              ================   =========   ===========

   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   for the fiscal year ended December 31, 1999
              and for the periods ended September 30, 1999 and 2000


NOTES  TO  FINANCIAL  STATEMENTS

Knowledge Networks, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.