Form 10KSB
period 2000-12-31
KNOWLEDGE NETWORKS INC
filed 2001-03-30
CIK 1098590

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                           For the Year ended 12/31/00

                         Commission File Number: 0-30565

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

Securities registered pursuant to Section 12(g) of the Act: 34,257,767 Common Stock

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports). This Report is filed voluntarily.

[] (Indicate by check mark whether if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  12/31/00

     the aggregate number of shares held by non-affiliates was approximately 6,161,793 shares.

     the number of shares outstanding of the Registrant's Common Stock was 34,257,767

                        Exhibit Index is found on page 18

PART  I                                                                        3

Item  1.  Description  of  Business                                            3
      (a)  Historical  Information                                             3
      (b)  The  Acquisition  (Probable)                                        4
      (c)  The  Business  of  MPower  Technologies,  Inc                       4
      (d)  License  Agreement                                                  5
      (e)  Our  Continuing  Business                                           5
      (f)  Reporting  under  the  1934  Act                                    9

Item  2.  Description  of  Property                                           10

Item  3.  Legal  Proceedings                                                  10

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         10

PART  II                                                                      10

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters              10
      (a)  Market  Information                                                10
      (b)  Holders                                                            10
      (c)  Dividends                                                          11
      (d)  Sales  of  Unregistered  Common  Stock  1999-2000                  11

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation       11
      (a)  Plan  of  Operation  for  the  next  twelve  months                11
      (b)  Discussion  and  Analysis  of  Financial  Condition                12
      (c)  Discussion  and  Analysis  of  Results  of  Operations             13

Item  7.  Financial  Statements                                               14

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          14

PART  III                                                                     15

Item  9.  Directors and Executive Officers, Promoters and Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act            15

Item  10.  Executive  Compensation                                            16

Item  11.  Security Ownership of Certain Beneficial Owners and Management     16
      (c)  Changes  in  Control                                               17

Item  12.  Certain  Relationships  and  Related  Transactions                 18

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   18
      (a)  Financial  Statements                                              18
      (b)  Form  8-K  Reports                                                 18
      (c)  Exhibits                                                           18

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A)  HISTORICAL  INFORMATION.

      (1) FORM AND YEAR OF ORGANIZATION. Knowledge Networks, Inc. ("we, "us," or "our") was incorporated in the State of Nevada on December 23, 1998, originally as a wholly-owned subsidiary of a parent corporation, Knowledge Networks Acquisition, Inc., also a Nevada Corporation. On or about December 16, 1998, the shareholders of our parent corporation authorized the creation of this subsidiary, for the purpose of transferring to us, the development-stage business of the parent to us, and for the purpose then of distributing ownership of us to the shareholders of the parent. There were 8,020,000 shares issued on the record date of November 30, 1998, and the shareholder list of the former parent as of that date was the shareholder list of this Issuer as of December 16, 1998, the designated spin-off entitlement date. For technical reasons, the effectiveness of the Spin-Off was delayed, by agreement until January 31, 1999. The spin-off shares were issued pursuant to Section 4(2) of the Securities Act of 1933, and Rule 145, as promulgated by the Commission, pursuant to its authority under Section 3(b) of the Act. As a result of these transactions, ownership of this Corporation passed to the shareholders of the former Parent company, and those shareholders became our shareholders on or about January 31, 1999, their entitlement having vested on December 16, 1998.

      (2) FORWARD SPLIT. On or about October 25, 2000, we effected a forward split of our common stock 1.333 shares for every one share. Accordingly, post-split share amounts are used throughout.

                                                                      Post-Split
                                                                      ------------
  Spin-Off January 31, 1999: The 8,020,000 issuance was treated. . .   10,690,660
                                                                      ------------
as a new issuance pursuant to Section 4(2) of the Securities Act of 1933, and were when issued Restricted Securities as defined in
Rule 144(a).
  On December 17, 1998, after the Spin-Off entitlement had . . . . .    1,306,340
vested, we placed 980,000 for cash, at $0.01 per share, on or about December 17 and December 21, 1998, 490,000 shares,
respectively, to each of two sophisticated affiliate investors, pursuant to Rule 504 of Regulation D.
 On March 30, 1999, we offered and placed 1,035,000 shares of. . . .    1,379,655
common stock, pursuant to Rule 504, at $0.10 per share to 12 sophisticated investors.
  On that same date, 249,250 shares of common stock were . . . . . .      332,250
issued, at $0.10 per share, pursuant to Regulation D, Rule 504, as compensation for legal and professional services, performed and billed at $24,925.00 by Intrepid International, Ltd. and by its
attorneys acting as special counsel to the Company.
 On that same date, we compensated three individuals for services. .      103,308
to the Company, valued at $77.50, at $0.001 per share, issuing
77,500 shares of common, stock pursuant to Section 4(2) of the
Securities Act of 1933.
 On September 20, 2000, we issued 25,338,000 shares to at par. . . .   33,775,554
value $0.001 per share, pursuant to sec 4(2)
 On October 23, 2000, we accepted  Intrepid International's. . . . .  (13,330,000)
voluntarily cancellation of 10,000,000 shares of its common stock
                                                                      ------------

   Subtotal December 31, 2000: before acquisition. . . . . . . . . .   34,257,767
                                                                      ------------
 On or about October, 2000, as later amended on February 16, . . . .    4,325,646
2001, we agreed, in principle to issue up to 4,325,646 new
investment shares of common stock, pursuant to section 4(2), and pursuant to an Agreement and Plan of Acquisition to be
executed, to acquire MPower Technologies, Inc. As of the close of year 2000, the transaction had not closed, and we had not issued those shares
                                                                      ------------
   Subtotal: if issued for acquisition . . . . . . . . . . . . . . .   38,583,413
                                                                      ------------
 On February 20, 2001, we accepted Intrepid International's. . . . .  (17,500,000)
voluntary cancellation of 17,500,000 shares of its common stock.
 Intrepid International has also agreed to cancel an additional. . .   (9,600,554)
9,600,554 shares upon closing of acquisition of MPower
Technologies, Inc.
 Total to be Issued and Outstanding: Assuming Acquisition. . . . . .   11,482,859
                                                                      ============



     The exact number of shares to be issued, if issued, for the MPower acquisition is subject to adjustment. The 4,325,646 and 11,482,859 are tentative figures.


 (B) THE ACQUISITION (PROBABLE). On or about October 23, 2000, Knowledge Networks, Inc. (we) agreed in principle to acquire MPower Technologies, Inc. As of December 31, 2000, the acquisition has not closed. We have authorized or taken the following actions:

     1. 27,500,000 shares (post-split) of the issued and outstanding have been cancelled at the time of this filing.

     2. A forward split of 1:1.333 has been effect such that for every one share owned one and one-third shares shall be issued pursuant to a mandatory share exchange.

     3. The acquisition of MPower Technologies Inc. as a wholly-owned subsidiary has been authorized. This transaction had not closed.

     4. We have authorized the issuance of up to 4,325,646 New Investment shares to the shareholders of MPower Technologies, Inc., holding 100% of the issued and outstanding shares pursuant to the attached form of Agreement and Plan of Reorganization to be executed between the parties. The exact number of shares to be issued, if issued, for the MPower acquisition is subject to adjustment. The 4,325,646 is a tentative figure, assuming that all of MPower security holders elect to convert to our shares. Shareholders have the right to dissent and to retain their shares or receive payment for them at CDN$0.125 per share. We will send a written offer to the Canadian shareholders of MPower in compliance with Canadian law, however, approximately 93.3% of the shareholders of MPower have signed a lock-up agreement in connection with the offer.

 (C) THE BUSINESS OF MPOWER TECHNOLOGIES, INC. ("MPower"). MPower has developed two software products ("Universal Wireless Access Platform" and "Wireless Office Ware")("UWAP/WOW") which constitute a Java-based wireless access platform. UWAP is a universal wireless information presentation and access platform which integrates with web-based application, services, content and commerce to present to the end user a customized and personalized starting point with an intuitive end user interface that is easily accessible through multiple computing platforms and wireless communication devices. WOW is a server-based application providing highly available, customizable wireless access to common corporate applications, such as Microsoft Exchange and Microsoft file-based services, and also providing UWAP interfaces.

     The MPower key personnel are expected to have continued involvement is necessary for the development of these product lines after the acquisition has occurred.


 (D) LICENSE AGREEMENT. On or about December 1, 2000, MPower granted us a Master Distributor License Modification Agreement (a perpetual master license to utilize UWAP/WOW for the purposes of preparing, developing, manufacturing, publishing, marketing, hosting and distributing new products and applications based upon revisions, modifications and translations of, and derivative works based upon, UWAP/WOW). This agreement supersedes the previous executory agreement dated October 30, 2000. This agreement (Exhibit 10.1) is itself the entire agreement of the parties. We were assigned a note receivable of Europacific Corporation from MPower of $291,040 (the dollar amounts in Exhibit
10.1 are expressed in Canadian dollars, the amounts herein are in U.S. dollars) in exchange for our note payable to that corporation in the same amount. The notes payable and receivable are payable on demand. If that corporation demands payment on our note, and we demand payment on the note receivable from MPower, the license agreement terminates by its terms, but we can retain the license for an offset of $66,700 from the amounts due from MPower. As further consideration for the license we committed to pay a royalty of between 15% and 5% of net sales, based on a graduated scale. In the event that the probable acquisition of MPower corporation itself does not close, for any reason, this agreement would permit us to pursue a new business opportunity. If the acquisition does close we would own MPower.

 (E) OUR CONTINUING BUSINESS. Our continuing business is Microsoft Consulting and Training, as well as Telecommunications Consulting and Outsourcing. Due to the computer industry continually changing, the opportunities are abundant; computer hardware is becoming less expensive for the average business and software continues to be more robust and complex and therefore more expensive for the average business to manage. For all businesses, finding qualified technicians and teachers has become more and more difficult and expensive.

      (1) THE MARKET. The incredible growth in computing and telecommunicating has created a vast array of new markets for hardware, software and technological expertise. A new set of software called "middleware" has been developed to oversee the interaction between disparate computers. When there are many different types and styles of computers all hooked to the same network the middleware lets each computer continue operating independently yet, without reprogramming, cooperate intimately with the others. International Data Corporation forecasts a middleware market that will grow from $125 million in 1998 to as much as $2.3 billion by the year 2001.

     Another specialized market is "groupware" which is actually a catch-all term encompassing products ranging from fancy E-mail systems to scheduling programs to electronic bulletin-board software. The most sophisticated groupware packages have advanced features for automating the flow of work, routing documents, or allowing far-flung people to collaborate on a single document at the same time. Workgroup Technologies, Inc., a researcher, predicts that sales of groupware packages of all types will more than double, to $7.2 billion by 2002, from just over $3.4 billion in 1998.

      (2) PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS. Microsoft Consulting And Training. The Intel and Microsoft partnership continues to be the dominating force in the market, and there is no sign that this will change in the foreseeable future. Software is changing as fast as computer hardware although these changes are not as apparent. Every time a new version of software comes to the market, new business opportunities are created for the company that has the capability of doing the following: identify the benefits of this new release; present these benefits to clients; install and support new software; and train the companies employees on maximizing this new tool. Recent industry projections indicate that Microsoft BackOffice product consulting revenues will increase by 100% per year through the year 2001. Microsoft Exchange consulting alone will produce $1,000,000,000 in annual revenue by the year 2001. Experienced Microsoft Exchange consultants are being paid on the average of $150/hr. on projects that can last as long as six to nine months. Our business model is known in the industry as technology transfer consulting. This means the work is not done by the consultant, but rather the consultant transfers the knowledge to the client on how to maximize the hardware/software. This eMPowers the client and does not make them fearful of being outsourced by the consulting firm. This also means Knowledge Networks will have continued revenue from the client when they encounter additional areas of difficulty.

    Training is very expensive for these high end products. In most cases, people with this level of experience will command top dollar for their services. Corporations in most cases will not pay to have their employees trained for fear of losing them to another employer after completing the training. In most cases they will opt to contract with an outsourcing or consulting firm rather than increasing their staff. The same is true for a consulting company. It is very difficult to profit when the person put into the field requires $125/hr. This business model of "technology transfer" will be used internally to bring Knowledge Networks consultants up to speed on new technologies. Young and bright minded people will be put under an employee or contractor contract for 24 months and be trained internally on high level Microsoft products. They will be paid $12 - $15 /hr. and then be put into consulting projects where they are billed out at $125/hr. After two years they have fulfilled their contract and may move up the Knowledge Networks ranks as a team leader or trainer or work elsewhere if they so choose. This technology transfer methodology will cut Knowledge Networks training costs to an absolute minimum. One person gets trained and then trains everyone else. Microsoft consulting has tremendous reward potential. Most network specialists inside the Fortune 1000 are too busy maintaining their own networks to take time out to be trained on something new. We intend to take maximum advantage of the explosive growth in telecommunications technology using the backgrounds and strengths of our management specifically: the filing of patents for new technology, the financing of new technology, the selling or granting of rights for the utilization of new technologies and the retention of royalties based on the utilization or exploitation of the new technologies.

    We intend to implement our plan by establishing a telecommunications consulting business with the goal of finding and identifying areas of technological need and then creating new technologies to address those needs, finding, acquiring and marketing its own and other acquired technologies or rights thereto and the establishment of an outsourcing service to fulfill the needs of business computer networks while gaining greater access for the Company to other areas in need of technological innovation. Management will be seeking opportunities through all means at its disposal and will be constantly evaluating technology projects looking for new products requiring further development. We will be offering venture capital for small inventors of worthy new technology and will constantly be engaged in finding money for new inventions. Our consulting division will offer its service as consultants for technology companies wanting to offer their stock to the public.

    TELECOMMUNICATIONS CONSULTING. The methods to be employed by management will be to develop a complete understanding of the client's telecommunications environment through interviews, questionnaires, and a detailed technical analysis of systems and related documentation. Then, armed with this understanding of the client's existing environment and a vision of the desired future environment, the barriers that stand between the two can be identified. The key to our success is concentrating on the technological issues that render the client the greatest satisfaction and the Company the largest possible return.

    OUTSOURCING. Reacting to the rapid development of hardware and software and the promise that they can be made to work together in harmony, the business world has been migrating its business applications from the mainframe to the desktop. The principal motivation appears to be savings in maintenance costs. The users of the new systems cite as the main advantage the fact that they are freed from dependence on the centralized computing department. Despite the advantages, business has found that network based computing environments are more complicated than their mainframe counterparts. In the typical network there are a multitude of computers, operating systems, cabling systems, security points and applications. Despite its many advantages, gaining control over a network of computers is just not as simple as mastering a single large computer.

    This proliferation of network based desktop computers has created a totally unanticipated requirement for support and management. An entire industry, outsourcing, has grown up to bring modern solutions to these needs. The outsourcing industry takes on the responsibility for the most efficient integration of hardware, soft ware, networks and people, thereby relieving the client company of these concerns so that they may concentrate on their principle business. We intend to utilize outsourcing to address this continually growing need with technological consulting and project management services.

    Market Researcher Dataquest, Inc. estimates that the computer-services business will grow from $33.3 billion in 1993 to $65.2 billion in 1998, with the network management portion increasing from 26% to 31%. Gregory M. Jacobson, executive vice president for outsourcing services at SHL Systemhouse, Inc. points out that bringing in a third party also makes it easier for the chief information officer to rein in all those PCs. Jacobson says; "The modern CIO is starting to recognize that outsourcing is a way to win back control."

      (2) DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES. The methods and procedures utilized by management to achieve its client's goals in both the telecommunications consulting and the outsourcing divisions are:

     1. Complete analysis of the client's existing telecommunications and computing environment and then setting goals, policies and standards for its future configuration;

     2. Standardizing the environment by designing and implementing a transition from where the client is today to the new environment defined in the first step;

     3. Stabilizing the standardized environment to insure that the Company and its professionals are achieving the results desired for the client; and

     4. Automating the stabilized environment through technological innovation and/or operational reorganization to drive down costs and increase the quality of service.

    While implementing the four steps, the principal areas in which the Company's professionals devote their time will be:

          Defining the policies and procedures related to all facets of the network, its systems and users;

          Reporting of utilization, capacities, uptime, performance and projects;

          Training users to effectively use applications, operating systems, telecommunications equipment and all other network resources;

          Keeping current on industry standards and directions that affect the client's telecommunications and computing environment;

          Maximizing productivity by providing an effective user environment and easy access to network resources;

          Tracking resource utilization to provide accounting management and identification of problems on a trend basis;

          Recording accurately the location and configuration of telecommunicating and computing resources;

          Monitoring all systems to detect, isolate, diagnose and resolve system problems on a real time basis;

          Performing system tuning and gathering information that can be used to maximize its overall performance;

          Tightening and testing security to protect the telecommunications pathways, software and data stored on the systems;

          Managing the systems to maintain the integrity, reliability and availability of telecommunications network resources; and

          Providing user support through on-site problem resolution professionals, telecommunication pathways analysis, on-line documentation, consumable computer supplies, equipment relocation and other general network-wide support activities.

    The Outsourcing division will derive its income from the difference between the amount per man hour billed to its clients and the amount per hour paid to its professionals. The industry standard is approximately a fifty percent mark-up on the amount paid to the outsourcing professional. The Telecommunications Consulting division will derive its short term income and profits from consulting fees and its long term profits from the sale and/or licensing of the technologies which it acquires or which it develops in the process of solving its client's telecommunications problems.

      (3)  STATUS  OF  ANY  PUBLICLY  ANNOUNCED  NEW  PRODUCT  OR SERVICE. None.

      (4)  COMPETITIVE  BUSINESS  CONDITIONS  AND  COMPETITIVE  POSITION  IN THE
INDUSTRY. Other firms are in the business of offering training and network consulting. Management, in evaluating market conditions and competitors, has developed a niche training method that no other company in the geographic area can compete with. With increased exposure, word of mouth, and advertising, many future competitors may arise. Please see Management's Discussion and Analysis,
Item 2 of this part, for an expanded discussion of these and related subjects of disclosure. As to our newly acquired licensing rights, it must be stated that there is no more competitive area of contemporary commerce that software and communication technology, for the reason that new technologies are arising daily, with unique competitive advantages.

      (5) SOURCES OF AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS. Not Applicable.

      (6) DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS. While our business plan is designed to handle a greater volume of business, we have never had more than a few accounts at any one time. We are not dependent on any one customer, and no customer is more important to us than any other. We are however dependent on a presently small customer base.

      (7) PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS. None.

      (8) NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES AND STATUS. Not Applicable.

      (9) EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS. Not Applicable. However, we would expect to maintain the corporate franchise in good standing with the State of its incorporation, and would file tax returns and reports required to be filed with the Commission. We wish to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act. If and when this 1934 Act Registration is effective and clear of comments by the staff, we will be eligible for consideration for the OTCBB upon submission of one or more NASD members for permission to publish quotes for the purchase and sale of the shares of the common stock of the issuer. In connection with such submission and any continuation on the OTCBB, we would expect to comply with NASD regulations, to the extent that any such regulations are applicable to the conduct of our affairs.

      (10) ESTIMATE OF AMOUNT SPENT ON RESEARCH AND DEVELOPMENT IN EACH OF LAST TWO YEARS. None.

      (11) COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS. Not Applicable.

      (12) NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. Mr. Jeffrey Harry is the only full-time salaried employee. All other employees are outside contractors.

      (13) YEAR 2000/2001 COMPLIANCE, EFFECT ON CUSTOMERS AND SUPPLIERS. We were in the business of ensuring our customers of Year 2000 Compliance, in fact this concern has boosted the industry's sales in 1999 by 80%. We recommended to our clients Year 2000 Compliant hardware and software only and the Company's internal equipment was and remains Year 2000 Compliant. We have encountered no Year 2000/2001 problems.

 (F) REPORTING UNDER THE 1934 ACT. First and foremost, a 1934 Registrant is required to file an Annual Report on Form 10-K or 10-KSB, 90 days following the end of its fiscal year. The key element of such annual filing is Audited Financial Statements prepared in accordance with standards established by the Commission. A 1934 Act Registrant also reports on the share ownership of affiliates and 5% owners, initially, currently and annually. In addition to the annual reporting, a Registrant is required to file quarterly reports on Form 10-Q or 10-QSB, containing audited or un-audited financial statements, and reporting other material events. Some events are deemed material enough to require the filing of a Current Report on Form 8-K. Any events may be reported currently, but some events, like changes or disagreements with auditors, resignation of directors, major acquisitions and other changes require aggressive current reporting. All reports are filed and become public information. The practical effects of the foregoing requirements on the criteria for selection of a target company are two-fold: first, the target must have audited or auditable financial statements, and the target must complete an audit for filing promptly upon the consummation of any acquisition; and, second, that the target management must be ready, willing and able to carry forth those reporting requirements or face de-listing from the OTCBB, if listed, and delinquency and possible liability for failure to report.

     DEPENDENCE ON MANAGEMENT. We are required to rely on Management's skill, experience and judgment, both in regard to operations and in any decision to expand or change our marketing plan. Please see Item 2 of this Part, Managements Discussion and Analysis or Plan of Operation, and also Item 7 of this Part, Certain Relationships and Related Transactions.

(G) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(H) GOVERNMENT REGULATION. There are no issues of government regulation unique to this Company or its business.

(I) PLANNED ACQUISITIONS. There are no planned acquisitions, except for that of MPower as previously disclosed.

(J) EMPLOYEES. We have two officers and directors and no other employees at this time.

                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We have no material property of our own. Our office, telephone, and related services are supplied by our principal shareholder/consultant. Please see Item 12, Relationships and Transactions.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending, threatened or suspected, by or against our Corporation, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. We have one class of securities, Common Voting Equity Shares ( common stock ). The Company's Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Our Common Stock is quoted Over-the-Counter on the Bulletin Board ( OTCBB ). The Company's trading symbol is "KWNK." To the best of our knowledge and belief, based upon standard reporting sources, bigcharts.com the following information is provided:


period .  high bid  low bid  volume
--------  --------  -------  ------
1st 1999  NA        NA       NA
2nd 1999  NA        NA       NA
3rd 1999  NA        NA       NA
4th 1999  NA        NA       NA
1st 2000  NA        NA       NA
2nd 2000  NA        NA       NA
3rd 2000  NA        NA       NA
4th 2000 2 1/4    1 7/8  2.5 Million



     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

 (B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 2000, was 36.

 (C) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on our Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

 (D) SALES OF UNREGISTERED COMMON STOCK 1999-2000. On or about October 25, 2000, we effected a forward split of our common stock 1.333 shares for every one share. Accordingly, post-split share amounts are used throughout.

                                                                       Post-Split
  Spin-Off January 31, 1999: The 8,020,000 issuance was treated . . .   10,690,660
                                                                       ------------
as a new issuance pursuant to Section 4(2) of the Securities Act of 1933, and were when issued Restricted Securities as defined in
Rule 144(a).
  On December 17, 1998, after the Spin-Off entitlement had. . . . . .    1,306,340
vested, this Company placed 980,000 for cash, at $0.01 per
share, on or about December 17 and December 21, 1998,
490,000 shares, respectively, to each of two sophisticated affiliate investors, pursuant to Rule 504 of Regulation D.
 On March 30, 1999, we offered and placed 1,035,000 shares of . . . .    1,379,655
common stock, pursuant to Rule 504, at $0.10 per share to 12 sophisticated investors.
  On that same date, 249,250 shares of common stock were. . . . . . .      332,250
issued, at $0.10 per share, pursuant to Regulation D, Rule 504, as compensation for legal and professional services, performed and billed at $24,925.00 by Intrepid International, Ltd. and by its
attorneys acting as special counsel to the Company.
 On that same date, we compensated three individuals for services . .      103,308
to the Company, valued at $77.50, at $0.001 per share, issuing
77,500 shares of common, stock pursuant to Section 4(2) of the
Securities Act of 1933.
 On September 20, 2000, we issued 25,338,000 shares to at par . . . .   33,775,554
value $0.001 per share, pursuant to sec 4(2)
 On October 23, 2000, we accepted  Intrepid International's . . . . .  (13,330,000)
voluntarily cancellation of 10,000,000 shares of its common stock
   Balance December 31, 2000. . . . . . . . . . . . . . . . . . . . .   34,257,767
                                                                       ============


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our deficit for this year of $44,771, combined with our lack of cash, suggests that we would require a minimum of $50,000 to $60,000 in new funds just to maintain our current level of operations. On or about October 30, 2000, MPower granted us a Master Distributor License Agreement (a perpetual master license to utilize UWAP/WOW for the purposes of preparing, developing, manufacturing, publishing, marketing, hosting and distributing new products and applications based upon revisions, modifications and translations of, and derivative works based upon, UWAP/WOW). As consideration for the license, we were assigned a note receivable of

Europacific  Corporation  from MPower of $291,040 (the dollar amounts in Exhibit
10.1 are expressed in Canadian dollars, the amounts herein are in U.S. dollars), in exchange for our note payable to that corporation in the same amount. The notes payable and receivable are payable on demand. If that corporation demands payment on our note, and we demand payment on the note receivable from MPower, the license agreement terminates by its terms, but we can retain the license for an offset of $66,700 from the amounts due from MPower. As further consideration for the license we committed to pay a royalty of between 15% and 5% of net sales, based on a graduated scale. In the event that the probable acquisition of MPower corporation itself does not close, for any reason, this agreement would permit us to pursue a new business opportunity. If the acquisition does close we would own MPower.

     More fundamentally, in order to make use of the license, we require developmental funding in the estimated amount of $1,250,000 to $1,500,000 in the next twelve months. We expect to raise these funds through private placements, contingent on closing of MPower. We have begun (in year 2001) a private placement of up to 5,500,000 shares at $0.75 per share pursuant to Regulation D, Rule 506, and section 4(2) of the 1933 Securities Act. US$1,044,553 has been raised to date and is held in escrow pending competition of the acquisition of MPower Technologies IncThere is no minimum offering.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION. Our condition has changed only slightly from the end of the previous year. We have exhausted our cash, and have acquired some obligations.

Balance Sheet                   December 31    December 31
Selected Information. . .          2000           1999
--------------------------------------------------------
Cash. . . . . . . . . . .  $        161   $      5,585
Notes Receivable (Note 3)        63,993         63,993
Notes Receivable (Note 4)       366,040              0
-------------------------------------------------------
Current Assets. . . . . .       430,194         69,578
-------------------------------------------------------
Total Assets. . . . . . .       430,194         69,578
=======================================================
Accounts Payable. . . . .  $     14,009              0
Notes Payable (Note 4). .       366,040              0
-------------------------------------------------------
Total Liabilities . . . .       380,049              0
-------------------------------------------------------
Common Stock. . . . . . .        34,258         10,362
Paid-in Capital . . . . .       144,248        142,806
Accumulated Deficit . . .      (128,361)       (83,590)
-------------------------------------------------------
Total Equity. . . . . . .        50,145         69,578
-------------------------------------------------------
Total Liabilities and . .       430,194         69,578
Equity
=======================================================




(NOTE 3. RELATED PARTY TRANSACTIONS): During 1999, $63,993 was loaned to an officer. The Note is payable on demand with no provision for interest. During 1999, 435,558 shares of common stock were issued to officers and shareholders for consulting services of $25,004. During 2000 and 1999, sales of $55,000 and $44,683, respectively, were made to a shareholder. During 2000, 33,775,554 of common stock were issued to officers and shareholders for consulting services of $23,338. During 2000, we authorized a forward split of 1.333:1. The financial statements have been retroactively revised. During 2000, services were performed by a shareholder. The balance payable at December 31, 2000 is $14,009.

(NOTE 4. LICENSE AGREEMENT, NOTES RECEIVABLE AND NOTES PAYABLE): On December 1, 2000, we entered into a Distributor License Agreement with MPower Technologies, Inc., a Canadian corporation, to use, reproduce, modify, translate and create derivative works based upon two software products referred to as "Universal Wireless Access Platform" and "Wireless Office Ware". As consideration for the license, we were assigned a note receivable of Europacific Corporation from MPower of $291,040 (the dollar amounts in Exhibit 10.1 are expressed in Canadian dollars, the amounts herein are in U.S. dollars), in exchange for our note payable to that corporation in the same amount. The notes payable and receivable are payable on demand. If that corporation demands payment on our note, and we demand payment on the note receivable from MPower, the license agreement terminates by its terms, but we can retain the license for an offset of US$66,700 from the amounts due from MPower. As further consideration for the license we committed to pay a royalty of between 15% and 5% of net sales, based on a graduated scale.

 (C) DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS. Our operations for the year 2000, are consistent with previous years, but with only slight growth. Our consulting fees, including accrued reimbursement of our principal consultant for advances for our legal and auditing expenses, have decreased since our 1934 Act Registration was completed.


                                                Inception       Inception
                                                 March 26,      March 26,
                              For the Years        1999           1999
                                  Ended             To             To
                               December 31     December 31    December 31
                                   2000           1999          2000
-----------------------------------------------------------------------
 Operations
 Selected Information
Revenues: . . . . . . . .  $     55,000   $     44,683   $    99,683
                           -------------  -------------  ------------
 Total Revenues . . . . .        55,000         44,683        99,683
                           -------------  -------------  ------------
Bad Debt. . . . . . . . .            (-)            (-)      (11,154)
Consulting Fees . . . . .       (79,838)      (101,181)     (181,019)
General & Administrative.       (19,933)       (15,883)      (35,871)
                           -------------  -------------  ------------
 Total Expenses . . . . .       (99,771)      (117,064)     (228,044)
                           -------------  -------------  ------------
Net (Loss). . . . . . . .       (44,771)       (72,381)     (128,361)
=====================================================================
Net Loss per share. . . .          (.00)          (.01)         (.01)
=========================  =============  =============  ============
Weighted average shares .    20,713,450     13,352,518    17,163,743
=========================  =============  =============  ============
outstanding



     There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

                         ITEM 7.  FINANCIAL STATEMENTS.

     The Audit Committee of this Corporation for this fiscal year consists of our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2000 be included and filed with the Securities and Exchange Commission.

     Please see the Exhibit FA-00. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein. Financial statements are provided in substantial part and discussed in the preceding Item 6.


             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


             The Remainder of this Page is Intentionally left Blank

                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following persons are or were our Directors, having taken office from the inception of the issuer, to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined.


Executive Officers Director's Name.           Age             Office/position
--------------------------------------------------------------------------------
Kirt W. James                                 43             President
    Chief Executive Officer/Officer
    (Resigned effective 12/06/2000)
--------------------------------------------------------------------------------
Jeff A. Harry                                 26             Secretary/Treasurer
     Chief Operations Officer
     Chief Financial Officer
--------------------------------------------------------------------------------
Jay Roberge                                   33             President
    Chief Executive Officer/Director
     (effective 12/06/2000)
--------------------------------------------------------------------------------



     Mr. Roberge is our Chief Executive Officer responsible for Corporate affairs and overall management. This position was hold for most of the year by Mr. James. Mr. Harry served as our Chief Operations Officer servicing customers and dealing with technical matters. Mr. Harry is also our Chief Financial Officer.

     Jay Roberge, President effective December 6, 2000, has an extensive background in sales and marketing, as well as communications. He was Chairman of Tehama Ventures Ltd., a venture catalyst from 1999 to present. From 1998 through 2000, Mr. Roberge was President and Chief Executive Officer of Clever Communications, Inc., an internet video streaming company. From 1995 to 1999, he was Vice President of Sales and Marketing of Internet Direct, Inc., an internet service provider.

     Kirt W. James, our President until December 6, 2000, has a lifelong background in marketing and sales. He resigned for personal reasons and has no disagreements with the company. From 1972 to 1987, Mr. James was responsible for sales and business administrative matters for Glade N. James Sales Co., Inc. and from 1987 to 1990 Mr. James built retail markets for American International Medical Supply Co., a publicly traded company. In 1990 he formed and became President of HJS Financial Services, Inc., and was responsible for the day to day business operations of the firm as well as consultation with Clients concerning their business and Product Development. He remains the President and Sole Shareholder of HJS, which is presently substantially inactive. During the past five years Mr. James has been involved in the valuation of private companies for internal purposes, and as a consultant to private companies engaged in the private sale and acquisition of other private businesses. He has also assisted private and public companies in planning for entry into the public market place. Mr. James is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage. The following disclosure identifies those public companies with which he has been involved during the past five years: Earth Industries, Inc., EditWorks, Ltd., Market Formulation & Research, Inc., Mex Trans Seafood Consulting, Inc., BBB-Huntor Associates, Inc., eWorld Travel Corp., Knowledge Networks, Inc., Last Company Clothing, Inc. and North American Security & Fire. He is also an Officer and

Director of Oasis 4th Movie Project, an operating non-trading company, and DP Charters, Inc. a public company currently quoted on the "Pink Sheets".

     Jeffrey A. Harry is a Microsoft Certified Systems Engineer (MSCE), with highly specialized training in windows based networks. His education also includes training in Novell and MS-Dos software as well as hardware components and computer network assembly. His training also includes extensive knowledge of software such as Windows NT, Windows 3.x, Windows 95, MS-Office,
WordPerfect/Corel, Anti-Virus, Netware, Internet, and MS-Mail. Mr. Harry continues his knowledge of technology changes in hardware and software to remain competitive in the industry. His background experience consists of over 5 years of computer hardware and software management. From 1995 to June of 1997 he was the Manager of Information Systems for a leading New England engineering firm, Environmental Science Services. He managed the hardware, and software installations for 150 workstations and supervised an interstate linked network for the offices in Massachusetts and Rhode Island. From June 1997 to February 1998 he continued to provide consulting services on a free-lance basis while obtaining his MSCE certification. From February 1998 to present he has been a small business computer network consultant, specializing in network optimization and integration of multiple software and hardware platforms.


                        ITEM 10.  EXECUTIVE COMPENSATION.

     Since March of 1999, Mr. Harry has received a $4,000 per month salary for consulting and managing operations for the Company. Mr. James serves without compensation; however Mr. James is beneficially interested in fees paid to Intrepid International for its services. Mr. James is not directly compensated by Intrepid for services to our company, but only indirectly in the profitability of Intrepid. Except as indicated there is no present executive compensation or plan of compensation presently adopted or under consideration. Intrepid's billings to us, and our payments to Intrepid, for services, are disclosed as follows:

--------------------------------------------------------------------------------
date              fees         costs        total           (paid)       balance
--------------------------------------------------------------------------------
5/31/99 .      16,275.00     5,852.60     22,127.60                    22,127.60
6/27/00 .       2,727.50       483.00      3,210.50                    25,338.10
10/4/00 .       6,210.00     5,381.40     11,591.40                    11,591.40
Interest.                    1,531.69      1,531.69                    13,123.09
12/07/00.         345.00       127.00        472.00                    13,595.09
Interest.                      414.19        414.19      23,339.10     -9,329.82
--------------------------------------------------------------------------------
               25,557.50    13,789.88     39,347.38      23,339.10     -9,329.82
================================================================================


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of our knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by us, to be the beneficial owner or owners of more than five percent of any voting class of our stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. We have only one class of stock; namely Common Stock.

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of our knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of the Company, known to or discoverable by us. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.


Name and Address of Beneficial. . . . . .  Actual               %  Attributed       %
Owner . . . . . . . . . . . . . . . . . .  Ownership               Ownership
-------------------------------------------------------------------------------------
Common Stock
-------------------------------------------------------------------------------------
Kirt W. James (1) . . . . . . . . . . . .   1,666,250        4.86  28,095,974   82.01
24843 Del Prado #318  CEO
Dana Point CA 92629   President
-------------------------------------------------------------------------------------
Jeff Harry (1). . . . . . . . . . . . . .   1,666,250        4.86  28,095,974   82.01
3 San Bittern   COO/CFO
Aliso Viejo CA 92656  SecretaryTreasurer
-------------------------------------------------------------------------------------
All Officers and Directors as a Group . .   3,332,500        9.73  28,095,974   82.01
-------------------------------------------------------------------------------------
Intrepid International S.A. (1) . . . . .  23,778,054       69.41  28,095,974   82.01
P.O. Box 8807
Panama 5, Panama
-------------------------------------------------------------------------------------
Intrepid International Ltd. (1) . . . . .     332,250        0.97  28,095,974   82.01
24843 Del Prado #318
Dana Point CA 92629
-------------------------------------------------------------------------------------
Polyandrous Trading Group, Inc. (2) . . .     653,170        1.91  28,095,974   82.01
3131 Southwest Freeway, #46
Houston TX 77098
-------------------------------------------------------------------------------------
Reference Only: . . . . . . . . . . . . .  34,257,767      100.00
Total Issued and Outstanding
-------------------------------------------------------------------------------------



(1) In the foregoing table, the share ownership of each of our officers and principal shareholder are attributed to each other and to all of them. The reason for this attribution is that the officers and the principal shareholder are deemed to be a single shareholder group. Please see Item 7, Relationships and Transactions for additional disclosure.

(2) Polyandrous Trading Group, Inc. is owned by J. Dan Sifford, an affiliate of Intrepid. Polyandrous and Mr. Sifford are deemed affiliates by reason and only by reason of this affiliation.

(1)(2)  3,332,500 plus 23,778,054 plus 332,250 plus 653,170 equals 28,095,974 or
82.01%


 (C) CHANGES IN CONTROL. On or about October, 2000 we agreed, in principle to issue 10,650,284 new investment shares of common stock, pursuant to section 4(2), and pursuant to an Agreement and Plan of Acquisition to be executed, to acquire MPower Technologies. As of the close of year 2000, the transaction had not closed, and we had not issued those shares. While the issuance of those shares would not itself result in a change of control, the principal shareholder would be expected to cancel all or most of its present share ownership, in connection with this transaction.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Our principal shareholder, Intrepid International, Ltd. / Intrepid International S.A. is a provider of corporate services to us and bills us regularly on a time-fee basis. The 4,700,000 share issued to Intrepid are for control during development only. They are expected be cancelled in whole or part, and are not subject to resale without registration. Intrepid is incorporated in the State of Nevada. Intrepid provides its services on a negotiated time/fee basis no less favorable to us that could be obtained commercially from unrelated third parties. Intrepid does not provide services for commissions based upon the success or failure of any corporate program, and Intrepid is not a fund-raiser or a source of capital financing. The principal focus and benefit of the services offered by Intrepid are not its client's capital formation nor fund raising activities, but the refinement of client's business plan, analysis of its corporate structure, evaluation of its current filing status and filing responsibilities, currency and accuracy of financial information and auditability or status of current and past audits and audit procedures, to assist managers in making the conceptual and procedural transitions imposed upon Officers and Directors, with respect to shareholders, shareholder rights, and maintenance of the kinds current public information necessary to position a company to consider public trading of its existing securities, and to maintain its impeccability as a publicly trading company if and when its securities are exposed to the public markets. Accordingly, the mission of Intrepid is to assist us in avoiding costly mistakes and pitfalls in corporate management, going public, being public, and in handling the various different relationships with professionals and the public which are appropriate, practical, efficient and cost-effective in managing ourself as a public corporation.

      Intrepid International is engaged internationally in providing assistance to business and corporate interests. It is the practice of Intrepid
International to hold the control block of shares for management and developmental purposes and not for resale. In the event of a reverse-acquisition transaction, Intrepid's control block would be cancelled. Kirt W. James, and J. Dan Sifford, Jr., are the executive officers of Intrepid. A summary of Intrepid's billings and payments to Intrepid are provided and disclosed in Item 10, Executive Compensation.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

 (B)  FORM  8-K  REPORTS.

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following.

             The Remainder of this Page is Intentionally left Blank

                                       18


--------------------------------------------------------------------------------
Exhibit                                                                  Page
Number              Table  Category  /  Description  of  Exhibit        Number
--------------------------------------------------------------------------------
                    [3] ARTICLES OF INCORPORATION AND BY-LAWS
--------------------------------------------------------------------------------
 3.1           Articles  of  Incorporation                                20
 3.2           By-laws                                                    22
--------------------------------------------------------------------------------
                            [10] MATERIAL AGREEMENTS
--------------------------------------------------------------------------------
 10.1     Master  Distributor  License  Modification  Agreement           29
--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
 FA-00     Audited Financial Statements for the years ended
           December 31, 2000and  1999,  and  from  inception.             38
--------------------------------------------------------------------------------



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the individual capacities and on the date indicated.

                            KNOWLEDGE NETWORKS, INC.

Dated:  March  28,  2001     by


   /s/Jay  Roberge                  /s/Jeffrey  A.  Harry
      Jay  Roberge                     Jeffrey  A.  Harry
      President  CEO/Director          Chief  Financial  Officer

                                       19


--------------------------------------------------------------------------------
                                   EXHIBIT 3.1

                            ARTICLES OF INCORPORATION
--------------------------------------------------------------------------------

                                       20


                            ARTICLES OF INCORPORATION
                                       OF
                            KNOWLEDGE NETWORKS, INC.

     ARTICLE  I.  The  name  of  the  Corporation  is  KNOWLEDGE  NETWORKS, INC.

     ARTICLE II. Its principal office in the State of Nevada is 774 Mays Blvd. #10, Incline Village NV 89452. The initial resident agent for services of process at that address is N&R Ltd. Group, Inc

     ARTICLE III. The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The period of existence of the corporation shall be perpetual.

     ARTICLE IV. The corporation shall have authority to issue an aggregate of 50,000,000 shares of common voting equity stock of par value one mil ($0.001) per share, and no other class or classes of stock, for a total capitalization of $50,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

     ARTICLE V. No shareholder shall be entitled to any preemptive or preferential rights to subscribe to any unissued stock or any other securities which the corporation may now or hereafter be authorized to issue, nor shall any shareholder possess cumulative voting rights at any shareholders meeting, for the purpose of electing Directors, or otherwise.

     ARTICLE VI. The name and address of the Incorporator of the corporation is William Stocker, Attorney at Law, 34700 Pacific Coast Highway, Suite 303, Capistrano Beach CA 92624, phone (949) 248-9561, fax (949) 248-1688. The affairs of the corporation shall be governed by a Board of Directors of not less than one (1) nor more than (7) persons. The Incorporator shall act as Sole Initial Director.

     ARTICLE VII. The Capital Stock, after the amount of the subscription price or par value, shall not be subject to assessment to pay the debts of the corporation, and no stock issued, as paid up, shall ever be assessable or assessed.

     ARTICLE VIII. The initial By-laws of the corporation shall be adopted by its Board of Directors. The power to alter, amend or repeal the By-laws, or adopt new By-laws, shall be vested in the Board of Directors, except as otherwise may be specifically provided in the By-laws.

     I THE UNDERSIGNED, being the Incorporator hereinbefore named for the purpose of forming a corporation pursuant the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have set my hand hereunto this Day,

December  16,  1998.


                               /s/William Stocker
                                 William Stocker
                                 attorney at law
                                  Incorporator

                                       21


--------------------------------------------------------------------------------
                                   EXHIBIT 3.2

                                     BY-LAWS
--------------------------------------------------------------------------------

                                     BY-LAWS
                                       OF
                            KNOWLEDGE NETWORKS, INC.
                              A NEVADA CORPORATION

                                    ARTICLE I
                                CORPORATE OFFICES

     The principal registered office of the corporation in the State of Nevada shall be located at 987 Tahoe Blvd., Suite 207, Incline Village NV 89451-8773. The corporation may have such other offices, either within or without the State of incorporation as the board of directors may designate or as the business of the corporation may from time to time require.

                                   ARTICLE II
                             SHAREHOLDERS' MEETINGS

SECTION  1.  PLACE  OF  MEETINGS

     The directors may designate any place, either within or without the State unless otherwise prescribed by statute, as the place of meeting for any annual meeting or for any special meeting called by the directors. A waiver of notice signed by all stockholders entitled to vote at a meeting may designate any place, either within or without the State unless otherwise prescribed by statute, as the place for holding such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the corporation.

SECTION  2.  ANNUAL  MEETINGS

     The annual meeting of the shareholders shall be held on the second Monday of March in each year, if not a holiday, at Ten o'clock A.M., at which time the shareholders shall elect a Board of Directors and transact any other proper business. If this date falls on a holiday, then the meeting shall be held on the following business day at the same hour.

SECTION  3.  SPECIAL  MEETINGS

     Special meetings of the shareholders may be called by the President, the Board of Directors, by the holders of at least ten percent of all the shares entitled to vote at the proposed special meeting, or such other person or persons as may be authorized in the Articles of Incorporation.

SECTION  4.  NOTICES  OF  MEETINGS

     Written or printed notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) days nor more than twenty (20) days before the date of the meeting, either personally or by mail, by the direction of the president, or secretary, or the officer or persons calling the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the stockholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.


SECTION  5.  CLOSING  OF  TRANSFER  BOOKS  OR  FIXING  RECORD  DATE.

     For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case twenty (20) days. If the stock transfer books be closed for the purpose of determining stockholders entitled to notice or to vote at a meeting of stockholders, such books shall be closed for at least twenty
(20) days immediately preceding such meeting. In lieu of closing the stock transfer books, the directors may fix in advance a date as the record date for and such determination of stockholders, such date in any case to be not more than twenty (20) days and, in case of a meeting of stockholders, not less than ten (10) days prior to the date on which the particular action requiring such determination of stockholders entitled to notice of or to vote at a meeting of stockholders, or stockholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of stockholders. When a determination of stockholders entitled to vote at any meeting of stockholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

SECTION  6.  VOTING  LIST.

     The officer or agent having charge of the stock transfer books for the shares of the corporation shall make, at least ten (10) days before each meeting of stockholders, a complete list of stockholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and number of shares held by each, which list, for a period of ten
(10) days prior to such meeting, shall be kept on file at the principal office of the corporation and shall be subject to inspection by any stockholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock transfer book shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at the meeting of stockholders.

SECTION  7.  QUORUM.

     At any meeting of stockholders fifty-one (51) percent of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than said number of the outstanding shares are represented at a meeting, a majority of the outstanding shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting originally notified. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

SECTION  8.  PROXIES.

     At all meetings of the stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by his duly authorized attorney in fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting.

SECTION  9.  VOTING.

     Each stockholder entitled to vote in accordance with the terms and provisions of the certificate of incorporation and these by-laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by such shareholder. Upon the demand of any stockholder, the vote for directors and upon any question before the meeting shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation or the laws of Nevada.

SECTION  10.  ORDER  OF  BUSINESS.

     The order of business at all meetings of the stockholders, shall be as follows:

     a.     Roll  Call.
     b.     Proof  of  notice  of  meeting  or  waiver  of  notice.
     c.     Reading  of  minutes  of  preceding  meeting.
     d.     Reports  of  Officers.
     e.     Reports  of  Committees.
     f.     Election  of  Directors.
     g.     Unfinished  Business.
     h.     New  Business.

SECTION  11.  INFORMAL  ACTION  BY  STOCKHOLDERS.

     Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the stockholders entitled to vote with respect to the subject matter thereof. Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by a Majority of all of the stockholders entitled to vote with respect to the subject matter thereof at any regular meeting called on notice, and if written notice to all shareholders is promptly given of all action so taken.

SECTION  12.  BOOKS  AND  RECORDS.

     The Books, Accounts, and Records of the corporation, except as may be otherwise required by the laws of the State of Nevada, may be kept outside of the State of Nevada, at such place or places as the Board of Directors may from time to time appoint. The Board of Directors shall determine whether and to what extent the accounts and the books of the corporation, or any of them, other than the stock ledgers, shall be open to the inspection of the stockholders, and no stockholder shall have any right to inspect any account or book or document of this Corporation, except as conferred by law or by resolution of the stockholders or directors. In the event such right of inspection is granted to the Stockholder(s) all fees associated with such inspection shall be the sole expense of the Stockholder(s) demanding the inspection. No book, account, or record of the Corporation may be inspected without the legal counsel and the accountants of the Corporation being present. The fees charged by legal counsel and accountants to attend such inspections shall be paid for by the Stockholder demanding the inspection.

                                   ARTICLE III
                               BOARD OF DIRECTORS

SECTION  1.  GENERAL  POWERS.

     The business and affairs of the corporation shall be managed by its board of directors. The directors shall in all cases act as a board, and they may adopt such rules and regulations for the conduct of their meetings and the management of the corporation, as they may deem proper, not inconsistent with these by-laws and the laws of this State.

SECTION  2.  NUMBER,  TENURE,  AND  QUALIFICATIONS.

     The number of directors of the corporation shall be a minimum of one (l) and a maximum of nine (9). Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

SECTION  3.  REGULAR  MEETINGS.

     A regular meeting of the directors, shall be held without other notice than this by-law immediately after, and at the same place as, the annual meeting of stockholders. The directors may provide, by resolution, the time and place for holding of additional regular meetings without other notice than such resolution.

SECTION  4.  SPECIAL  MEETINGS.

     Special meetings of the directors may be called by or at the request of the president or any two directors. The person or persons authorized to call special meetings of the directors may fix the place for holding any special meeting of the directors called by them.

SECTION  5.  NOTICE.

     Notice of any special meeting shall be given at least one day previously thereto by written notice delivered personally, or by telegram or mailed to each director at his business address. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

SECTION  6.  QUORUM.

     At any meeting of the directors fifty (50) percent shall constitute a quorum for the transaction of business, but if less than said number is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

SECTION  7.  MANNER  OF  ACTING.

     The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the directors.

SECTION  8.  NEWLY  CREATED  DIRECTORSHIPS  AND  VACANCIES.

     Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board for any reason except the removal of directors without cause may be filled by a vote of the majority of the directors then in office, although less than a quorum exists. Vacancies occurring by reason of the removal of directors without cause shall be filled by vote of the stockholders. A director elected to fill a vacancy caused by resignation, death or removal shall be elected to hold office for the unexpired term of his predecessor.

SECTION  9.  REMOVAL  OF  DIRECTORS.

     Any or all of the directors may be removed for cause by vote of the stockholders or by action of the board. Directors may be removed without cause only by vote of the stockholders.

SECTION  10.  RESIGNATION.

     A director may resign at any time by giving written notice to the board, the president or the secretary of the corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the board or such officer, and the acceptance of the resignation shall not be necessary to make it effective.

SECTION  11.  COMPENSATION.

     No compensation shall be paid to directors, as such, for their services, but by resolution of the board a fixed sum and expenses for actual attendance at each regular or special meeting of the board may be authorized. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

SECTION  12.  EXECUTIVE  AND  OTHER  COMMITTEES.

    The board, by resolution, may designate from among its members an executive committee and other committees, each consisting of one (l) or more directors.
          Each such committee shall serve at the pleasure of the board.

                                   ARTICLE IV
                                    OFFICERS

SECTION  1.  NUMBER.

     The officers of the corporation shall be the president, a secretary and a treasurer, each of whom shall be elected by the directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the directors.

SECTION  2.  ELECTION  AND  TERM  OF  OFFICE.

     The officers of the corporation to be elected by the directors shall be elected annually at the first meeting of the directors held after each annual meeting of the stockholders. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.

SECTION  3.  REMOVAL.

     Any officer or agent elected or appointed by the directors may be removed by the directors whenever in their judgement the best interest of the corporation would be served thereby, but such removal shall be without prejudice to contract rights, if any, of the person so removed.

SECTION  4.  VACANCIES.

     A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the directors for the unexpired portion of the term.

SECTION  5.  PRESIDENT.

     The president shall be the principal executive officer of the corporation and, subject to the control of the directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, when present, preside at all meetings of the stockholders and of the directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the directors have authorized to be executed, except in cases where the directors or by these by-laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of president and such other duties as may be prescribed by the directors from time to time.

SECTION  6.  CHAIRMAN  OF  THE  BOARD.

     In the absence of the president or in the event of his death, inability or refusal to act, the chairman of the board of directors shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The chairman of the board of directors shall perform such other duties as from time to time may be assigned to him by the directors.

SECTION  7.  SECRETARY.

     The secretary shall keep the minutes of the stockholders' and of the directors' meetings in one or more books provided for that purpose, see that all notices are duly given in accordance with the provisions of these by-laws or as required, be custodian of the corporate records and of the seal of the corporation and keep a register of the post office address of each stockholder which shall be furnished to the secretary by such stockholder, have general charge of the stock transfer books of the corporation and in general perform all the duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the directors.

SECTION  8.  TREASURER.

     If required by the directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the directors shall determine. He shall have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with these by-laws and in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the president or by the directors.


SECTION  9.  SALARIES.

     The salaries of the officers shall be fixed from time to time by the directors and no officer shall be prevented from receiving such salary by reason of fact that he is also a director of the corporation.

                                    ARTICLE V
                      CONTRACTS, LOANS, CHECKS AND DEPOSITS

SECTION  1.  CONTRACTS.

     The directors may authorize any officer or officers, agent or agents to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.

SECTION  2.  LOANS.

     No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the directors. Such authority may be general or confined to specific instances.

SECTION  3.  CHECKS,  DRAFTS,  ETC.

     All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the directors.

SECTION  4.  DEPOSITS.

     All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the directors may select.

                                   ARTICLE VI
                                   FISCAL YEAR

     The fiscal year of the corporation shall begin on the 1st day of January in each year, or on such other day as the Board of Directors shall fix.

                                   ARTICLE VII
                                    DIVIDENDS

     The directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law.

                                  ARTICLE VIII
                                      SEAL

     The directors may provide a corporate seal which shall have inscribed thereon the name of the corporation, the state of incorporation, year of incorporation and the words, "Corporate Seal".

                                   ARTICLE IX
                                WAIVER OF NOTICE

     Unless otherwise provided by law, whenever any notice is required to be given to any stockholder or director of the corporation under the provisions of these by-laws or under the provisions of the articles of incorporation, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.


                                    ARTICLE X
                                   AMENDMENTS

     These by-laws may be altered, amended or repealed and new by-laws may be adopted in the same manner as their adoption, by the Board of Directors if so adopted; by a vote of the stockholders representing a majority of all the shares issued and outstanding, if so adopted or adopted by the Board of Directors; or, in any case, at any annual stockholders' meeting or at any special stockholders' meeting when the proposed amendment has been set out in the notice of such meeting.


                                  CERTIFICATION

     THE SECRETARY of the Corporation hereby certifies that the foregoing is a true and correct copy of the By-Laws of the Corporation named in the title thereto and that such By-Laws were duly adopted by the Board of Directors of said Corporation on the date set forth below.

EXECUTED,  this  day  of  December  16,  1998.


                               /s/Jeffrey T. Harry
                                    Secretary
                                Jeffrey T. Harry

--------------------------------------------------------------------------------
                                  EXHIBIT 10.1

                MASTER DISTRIBUTOR LICENSE MODIFICATION AGREEMENT
--------------------------------------------------------------------------------

                MASTER DISTRIBUTOR LICENSE MODIFICATION AGREEMENT

This MASTER DISTRIBUTOR LICENSE AGREEMENT (the Agreement ) is entered into as of this 1st day of December 2000 between:


MPOWER  TECHNOLOGIES  INC.
Incorporated under the laws of the Province of Alberta and having an office in the City of Calgary.
(hereinafter  referred  to  as  MPower")

-  and  -

KNOWLEDGE  NETWORKS  INC.,
Incorporated under the laws of the State of Nevada and having an office in the City of Dana Point, California. (hereinafter referred to as KNI")


                                 R E C I T A L S

WHEREAS  it  is  understood  and  agreed  that:

     A. MPower has developed two software products (hereinafter individually referred to as Universal Wireless Access Platform and Wireless Office Ware , respectively, and in the aggregate as UWAP/WOW ), which constitute a Java-based wireless access platform. Each of Universal Wireless Access Platform and Wireless Office Ware is more fully described in Exhibit A attached hereto.

     B. KNI desires to utilize UWAP/WOW in object code form for the purposes of preparing, developing, manufacturing, publishing, marketing, hosting and distributing new products and applications that will be based upon revisions, modifications, and translations of, and derivative works based upon, UWAP/WOW(the Derived Works ).

     C. MPower previously agreed to grant KNI a perpetual, master license to utilize UWAP/WOW in object code form for the purposes of preparing, developing, manufacturing, publishing, marketing and distributing Derived Works for the channel of trade of Applications Service Provider (the Initial License ).

     D. MPower and KNI now wish to make certain amendments to the Initial License and restate the entire license agreement.

     NOW THEREFORE, in consideration of the facts recited above and the mutual agreements contained herein, and for other good and valuable consideration, the sufficiency of which is hereby acknowledged, the parties hereto agree as follows:


     1.     GRANT  OF  LICENSE;  DEVELOPMENT  AND  RELATED  MATTERS.

          1.1 Grant. Subject to the terms and conditions of this Agreement, MPower hereby grants to KNI, effective during the term of this Agreement, a non-transferable and non-exclusive, perpetual, royalty-bearing license, with restricted right to sublicense,to:

               (a) use and modify UWAP/WOW object code for internal operational purposes; and

               (b) reproduce, modify, translate, and create derivative works based upon UWAP/WOW object code in connection with the preparation, development, manufactur-ing, publication, marketing and distribution of Derived Works;

               (c) to grant sublicenses to end user of the Derived Works to use and archive, but not to modify, market and sell such Derived Works.

          1.2 Training. MPower shall provide KNI s technical staff with training for a period of two weeks at MPower s offices.

          1.3 Term of License. All of the license rights granted pursuant to Section 1.1 above shall be perpetual in nature. Notwithstanding the foregoing, such license rights shall terminate upon the voluntary written agreement of the parties hereto or, except as otherwise specifically provided hereunder, upon the bankruptcy, receivership, or dissolution of KNI

          1.4 Non-Competition. KNI s channel of trade is as an Applications Service Provider, not as a wireless access platform software developer. During the term of this agreement KNI, for itself, its affiliates, principals, agents, and successors: (a) admits, and will not engage in the development of computer software program(s) that may compete with the UWAP/WOW software covered in this Agreement; and (b) will not promote the sale of or offer for sale any software program or programs that are in direct competition with the UWAP/WOW software covered in this Agreement. In the event that there is perceived competition and the parties are unable to resolve the dispute themselves, then the terms of
Section  9  will  apply.


     2.     CONSIDERATION

          2.1     Consideration.

          The license grants set forth in Paragraph 1.1 and the transfer of technology contemplated therein are given as consideration for the making of the loan by KNI to MPower of the sum of $435,862 (the Loan ), receipt of which is hereby acknowledged.

          In the event that KNI chooses to make demand for repayment of the Loan, KNI shall have the following options:
     (a) KNI may elect to demand full repayment of the Loan and terminate this License Agreement; or
     (b) KNI may elect to retain this License for consideration of $100,000.00 and demand repayment of the balance of the Loan.

          2.2 Acknowledgment of Royalty Payments. With the exception of any payments made or to be made by KNI pursuant to this Article 2, KNI shall pay MPower a royalty fee every three months based on the net sales proceeds, ongoing or otherwise, in connection with this Agreement in an amount equal to the following:

     (i) Fifteen percent (15%) on the first Ten Million Dollars ($10,000,000) on net sales;

     (ii) Ten percent (10%) on the second Ten Million Dollars ($10,000,000) on net sales; and
     (iii)     Five  percent  (5%)  on  net  sales  thereafter.


     The royalty fee for each three (3) month period shall be paid by KNI within 30 days of the last day of such period unless otherwise mutually agreed to in writing. The parties hereto intend that the ongoing payment of royalty fees will cover costs related to the ongoing technical support by MPower pursuant to the terms as set out in Section 5. The support period shall commence on December 1, 2000.

          2.3     Additional  Royalty  Covenants:

     (a) KNI shall use reasonable commercial efforts to collect all accounts receivable from the sale of Derived Works to end users;

     (b) MPower may, no more frequently than twice yearly, audit the books of account of KNI relating to sales of Derived Works, at its cost upon three days notice during normal working hours and days by a certified audit professional. If a deficiency of more than five (5%0 percent of the royalties payable is discovered by such audit, then KNI shall, in addition to such deficiency amount, pay the costs of the audit forthwith to MPower. KNI shall keep its books of account in accordance with U.S. GAAP.


     3.     OWNERSHIP  RIGHTS.

               3.1 Ownership of UWAP/WOW. Subject to the license rights granted by MPower to KNI under this Agreement, MPower shall have and retain sole and exclusive ownership of:
               (a) UWAP/WOW, including without limitation, all software (in both source code and object code form), documentation, works of authorship and any other materials included therein or associated therewith (excluding all Derived Works and all other documentation, works of authorship and any other materials with respect to which KNI has and retains ownership as provided in
Section  3.2  of  this  Agreement).

               (b) any and all worldwide copyrights and other intellectual property rights which may be associated with or related to UWAP/WOW.

     KNI admits, and will take no action to challenge or contest, MPower s ownership of the UWAP/WOW.

          3.2 Ownership of Derived Works. Subject to the rights granted by KNI to MPower under Section (4) of this Agreement, KNI shall have and retain sole and exclusive ownership of:

               (a) each Derived Work, including without limitation, all software (in both source code and object code form), documentation, works of authorship and any other materials included therein or associated therewith (excluding any rights of ownership in the background UWAP/WOW technology) ; and

               (b) any and all worldwide copyrights and other intellectual property rights which may be associated with or related to each Derived Work (excluding any rights of ownership in the background UWAP/WOW technology).

          MPower admits, and will take no action to challenge or contest, KNI s ownership of the Derived Works.

     4. CROSS-LICENSE OF DERIVED WORKS. KNI hereby grants MPower a non-exclusive, non-transferable and royalty-freE license, effective during the term of this Agreement, to use all Derived Works in connection with MPower s operation of its internal business units. In no event shall MPower have the right to sell, lease, license, market, distribute or otherwise commercially exploit any Derived Work.

     5.     SUPPORT  OBLIGATIONS.

     5.1 MPower Obligations. MPower shall provide product support (the Support ) in connection with KNI s use of UWAP/WOW as set forth in Exhibit C attached hereto

     6.     ESCROW  OF  UWAP/WOW  SOURCE  CODE.

          6.1 Escrow of Source Code. Upon the execution of this Agreement, and at KNIs cost,MPower shall place all source code constituting and relating to each of UWAP/WOW into an escrow account (the Escrow Account ) pursuant to the terms of an escrow agreement to be entered into by and among MPower, KNI and the escrow agent (the Escrow Agent ), to be mutually acceptable to the MPower, KNI and the Escrow Agent, in form and substance substantially as set forth in Exhibit B attached hereto (the Escrow Agreement ).

          6.2 Delivery of Source Code to KNI. In the event MPower (i) cuts funding related to the UWAP/WOW technology to such an extent that MPower is no longer either vigorously developing the UWAP/WOW technology or vigorously marketing and promoting the UWAP/WOW technology, (ii) shelves the UWAP/WOW technology, or (iii) loses key employees as defined in Exhibit D and such loss renders MPower unable to perform its covenants of technical assistance pursuant to this Agreement, the Escrow Agent shall deliver the escrowed UWAP/WOW source code to KNI, pursuant to the terms of the Escrow Agreement, which Escrow Agreement shall so provide for such delivery.
          6.3 Escrow Exclusivity. MPower shall not enter into any other escrow arrangement with any other party involving the source code for the UWAP/WOW technology.



     8.     TERM  AND  TERMINATION.


          8.1 Perpetual Term. Subject to termination of this Agreement in accordance with Sections 8.2 and 8.3, this Agreement shall have a perpetual term, commencing on the date hereof.

          8.2 Termination upon Agreement of the Parties. The parties may voluntarily agree to terminate this Agreement in writing.

          8.3 Termination by MPower. MPower may terminate this Agreement if:

               (a) KNI becomes the subject of a voluntary petition on bankruptcy or any voluntary proceeding relating to insolvency, receivership, liquidation, or a composition for the benefit of creditors; or

               (b) KNI becomes the subject of an involuntary petition on bankruptcy or any involuntary proceeding relating to insolvency, receivership, liquidation, or a composition for the benefit of creditors, if such petition or proceeding is not dismissed within sixty (60) days of its filing.

               (d)     KNI  breaches  the  Non-competition covenant in Paragraph
1.3 and the mediator has been unable to bring the parties to an acceptable resolution pursuant to Article 9 hereof;

               (e) KNI materially breaches its obligations of confidentiality pursuant to this Agreement;

     In the above events and within thirty days of termination, i) MPower shall return to KNI the Cash Payment as provided in Section 2.1. and ii) KNI shall return to MPower any UWAP/WOW source code, (if it has possession thereof), object code, documentation, works of authorship and any materials included therein or associated therewith.

          8.4 Survival. The rights and obligations of the parties contained in Article 3 ( Ownership Rights ) shall survive any termination of this Agreement.


     9. DISPUTE RESOLUTION. The parties shall attempt in good faith to resolve by mediation any dispute arising out of or relating to this agreement as follows:

          9.1     Provisional  Remedies.  The  procedures  specified  in  this
Article 9 shall be the sole and exclusive procedures for the resolution of disputes between the parties arising out of or relating to this agreement; provided, however, that a party may seek a preliminary injunction or other provisional judicial relief if in its judgment such action is necessary to avoid irreparable damage or to preserve the status quo. Despite such action, the parties will continue to participate in good faith in the procedures specified in this Article 9.

          9.2 Mediation. Either party may initiate a mediation proceeding by a request in writing to the other party. Thereupon, both parties will be obligated to engage in mediation. The proceeding will be conducted in accordance with the then current Calgary Mediation Services (CMS, or its equivalent) Procedure for Mediation of Business Disputes, with the following exceptions:

               (a) if the parties have not agreed within 30 days of the request for mediation on the selection of a mediator willing to serve, the CMS, upon the request of either party, shall appoint a member of the CMS Panels of Neutrals as the mediator; and

               (a) efforts to reach a settlement will continue until the conclusion of the proceeding, which is deemed to occur when:

     (i)     a  written  settlement  is  reached,  or

     (ii) the mediator concludes and informs the parties in writing that further efforts would not be useful, or

     (iii)     the  parties  agree  in writing that an impasse has been reached.

          Neither  party  may  withdraw before the conclusion of the proceeding.

          9.3 Tolling Statute of Limitations. All applicable statutes of limitation and defenses based upon the passage of time shall be tolled while the procedures specified in this Article 9 are pending. The parties will take such action, if any, required to effectuate such tolling.

          9.4 Performance to Continue. Each party is required to continue to perform its obligations under this contract pending final resolution of any dispute arising out of or relating to this contract.

          9.5     Extension  of  Deadlines.  All  deadlines  specified  in  this
Article  9  may  be  extended  by  mutual  agreement.

          9.6 Binding Effect. The parties regard the aforesaid obligation to mediate an essential provision of this agreement and one that is legally binding on them. In case of a violation of such obligation by either party, the other may bring an action to seek enforcement of such obligation in any court of law having jurisdiction thereof.

     10.     CONFIDENTIALITY

     10.01 The terms of that certain Non-Disclosure Agreement attached hereto as Exhibit E are incorporated by reference herein and made part hereof.


     11.  MISCELLANEOUS  PROVISIONS.

          11.1 Assignment. This Agreement may not be assigned by either party hereto without the express prior written consent of the other party.

          11.2 Notice. Any notice required, permitted or desired to be given pursuant to any of the provisions of this Agreement will be deemed to have been sufficiently given or served if delivered in person or sent by registered or certified mail, return receipt requested, postage and fees prepared, as follows:

          If to MPower Technologies Inc.:          Suite 200, 1000 Centre Street
N.,
                                        Calgary,  Alberta  T2E  7W6,  Canada


          If  to  Knowledge  Networks  Inc.:          Suite  318
                                        24843  Del  Prado
                                        Dana  Point,  California  92629,  USA

          11.3 Relationship of the Parties. The relationship between the parties will be that of independent contractors. Nothing herein will be deemed to create a partnership joint venture, or employer/employee relationship. Neither party will incur any debts or make any commitments for or on behalf of the other party and neither party will have any right, power or authority to bind the other to any commitments, debts, obligations or agreements of any kind.

          11.4 Governing Law. This Agreement will be governed by, and construed in accordance with, the laws of the State of California, USA

          11.5 Currency, Any reference to prices or amounts payable pursuant to this Agreement are expressed in Canadian currency.

          11.6 Severability. All of the clauses of this Agreement are distinct and severable, and if any clause will be held illegal or void, it will not affect the validity or legality of the remaining provisions of this Agreement.

          11.7 Waiver. The waiver by MPower or KNI of strict compliance with any of the terms or provisions of this Agreement will not constitute a waiver of such provision or any other term or provision of this Agreement. No waiver by either party will be valid or effective unless it is set forth in a writing signed by such party.

          11.8 Headings. The headings of the Sections and paragraphs of this Agreement have been inserted for convenience of reference only and will in no way restrict or otherwise modify any of the terms or provisions hereof. All references to exhibits and sections herein refer to exhibits to and sections of this Agreement.

          11.9 Entire Agreement & Amendment. This Agreement and the exhibits hereto constitute the entire agreement and understanding between the parties relating to the subject matter hereof. No amendment or modification of this Agreement will be valid or effective unless it is set forth in a writing that is signed by duly authorized representatives of each of MPower and KNI

11.10 Further Assurances. Each of the parties will, from time to time, and at all times hereafter, but without any further consideration, do all such acts and things and execute and deliver all such further agreements, instruments, deeds and other documents as may be reasonably required in order to fully perform and carry out the terms of this Agreement.
11.11 This agreement survives and supercedes any previous agreements with the exception of the Non-disclose agreement.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first written above.

MPOWER  TECHNOLOGIES,  INC.     KNOWLEDGE  NETWORKS  INC.

Kevin  Nielsen     Jay  Roberge
Kevin  Nielsen     Jay  Roberge

Its  President  &  CEO     Its  CEO

                                       37


--------------------------------------------------------------------------------
                                  EXHIBIT FA-00

                          AUDITED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999,
                               AND FROM INCEPTION.
--------------------------------------------------------------------------------

                                       38


--------------------------------------------------------------------------------
                            KNOWLEDGE NETWORKS, INC.
                              FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                       39


                                 C O N T E N T S



Independent  Auditor's  Report

Balance  Sheets

Statements  of  Operations

Statements  of  Stockholders'  Equity

Statements  of  Cash  Flows

Notes  to  the  Financial  Statements

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Knowledge Networks, Inc.

We have audited the accompanying balance sheets of Knowledge Networks, Inc. as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knowledge Networks, Inc. as of December 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal assets and all revenues are from a shareholder. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Chisholm  &  Associates
Chisholm  &  Associates
Salt  Lake  City,  Utah
January  26,  2001

                            KNOWLEDGE NETWORKS, INC.
                                 Balance Sheets

                                     ASSETS

                                                          December  31,
                                                    2000                1999
--------------------------------------------------------------------------------
Current  assets
   Cash                                           $     161          $     5,585
   Notes Receivable-Officer (Note 3)                 63,993               63,993
   Notes  Receivable  (Note  4)                     366,040                    0
                                                 -------------------------------
     Total  Current  Assets                         430,194               69,578
                                                 -------------------------------
     Total  Assets                               $  430,194          $    69,578
                                                 ===============================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
Accounts Payable (Note 3)                        $   14,009          $         0
Notes Payable (Note 4)                              366,040                    0
                                                 -------------------------------
     Total Current Liabilities                      380,049                    0
                                                 -------------------------------
Stockholders'  Equity
   Common  Stock,  authorized
     100,000,000  shares  of  $.001  par  value,
     issued  and  outstanding  34,257,767
     and  10,361,750  shares  respectively           34,258               10,362
   Additional  Paid  in  Capital                    144,248              142,806
   Retained  Earnings  (Deficit)                   (128,361)            (83,590)
                                                 -------------------------------
       Total  Stockholders'  Equity                  50,145               69,578
                                                 -------------------------------
Total Liabilities and Stockholders' Equity       $  430,194          $    69,578
                                                 ===============================

  The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                            Statements of Operations


                                                                  From inception
                                                                    On  December
                                    For  the          For  the       16, 1998
                                   Year  Ended       Year  Ended      Through
                                   December 31,      December 31,   December 31,
                                      2000              1999            2000
--------------------------------------------------------------------------------

Revenues:                             $     55,000   $     44,683   $     99,683

Expenses:

   Bad  Debt                                     0              0         11,154
   Consulting  Fees                         79,838        101,181        181,019
   General  &  Administrative               19,933         15,883         35,871
                                      ------------------------------------------
   Total  Expenses                          99,771        117,064        228,044
                                      ------------------------------------------
Net  (Loss)                           $    (44,771)   $   (72,381)   $ (128,361)
                                      ==========================================
Net  Loss  Per  Share                 $       (.00)   $      (.01)   $     (.01)
                                      ==========================================
Weighted average
shares outstanding                      20,713,450     13,352,518     17,163,743
                                      ==========================================

  The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                        Statement of Stockholders' Equity

                                                                           Additional
                                                                            Paid-in
                                                                            Capital           Retained
                                            Common  Stock                (Discount  on        Earnings
                                      Shares               Amount            Stock)           (Deficit)
-------------------------------------------------------------------------------------------------------
Balance at inception
December 16, 1998                   10,690,660      $     10,691    $     (2,671)         $           0
Shares issued for subscriptions
Receivable at $.01 per share         1,306,340             1,307           8,493                      0

Spin off adjustment (Note 1)                 0                 0           6,844                      0

Net loss for the one month
ended December 31, 1998                      0                 0               0               (11,209)
                                    -------------------------------------------------------------------
Balance, December 31, 1998          11,997,000            11,998          12,666               (11,209)

Shares issued for cash
at $.10 per share                    1,379,655             1,380         102,120                      0

Shares issued for services
at $.10 per share                      332,250               249          24,677                      0

Shares issued for services
at $.001 per share                      77,500                78               0                      0

Net loss for the year
ended December 31, 1999                      0                 0               0               (72,381)
                                    -------------------------------------------------------------------
Balance, December 31, 1999          13,812,213            13,812         139,356               (83,590)

Shares issued for services
at $.001 per share                  33,775,554            33,776          (8,438)                     0

Cancellation of shares
at $.001 per share                 (13,330,000)          (13,330)         13,330                      0

Net loss for the year
ended December 31, 2000                      0                 0               0               (44,771)
                                    -------------------------------------------------------------------
Balance, December 31, 2000          34,257,767       $    34,258     $   144,248          $   (128,361)
                                    ===================================================================

  The accompanying notes are an integral part of these financial statements.


                            KNOWLEDGE NETWORKS, INC.
                             Statement of Cash Flows

                                                                     December 16, 1998
                                     For  the          For  the         (inception)
                                   Year  Ended       Year  Ended             to
                                  December  31,      December  31,     December  31,
                                       2000              1999               2000
------------------------------------------------------------------------------------
Cash Flows from Operating
Activities:
Net  loss                         $    (44,771)     $    (72,381)     $    (128,361)
Adjustments to reconcile
net loss to net cash
provided by operations
Bad debt                                    0                  0              11,154
Increase in accounts payable           14,009                  0              14,009
Issuance of stock for services         25,338             25,004              50,342
                                  --------------------------------------------------
Net Cash Flows Used in
Operating  Activities                  (5,424)           (47,337)           (52,856)
                                  --------------------------------------------------
Cash Flows Used in Investment
Activities:
Cash payments for notes receivable          0            (63,993)           (63,993)
                                  --------------------------------------------------
Net Cash Used in Investment Activities      0            (63,993)           (63,993)
                                  --------------------------------------------------
Cash Flows from Financing
Activities:
Cash received from
subscriptions receivable                   0               9,800               9,800
Cash received from spin-off (Note 1)       0                   0               3,710
Issuance of stock for cash                 0             103,500             103,500
                                  --------------------------------------------------
Net Cash Flows from
Financing Activities                       0             113,300             117,010
                                  --------------------------------------------------
Net increase (decrease) in cash       (5,424)              1,930                 161

Cash, beginning of year                5,585               3,655                   0
                                  --------------------------------------------------
Cash, end of year                  $     161          $    5,585          $      161
                                  ==================================================
Supplemental  Cash  Flow  Information
Cash Paid for:
Interest                           $      0           $        0          $        0
Taxes                              $      0           $        0          $        0

Supplemental  Non-cash  Information
In 2000, 33,775,554 shares of common stock were issued for services valued at $25,338.

  The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                       Notes to The  Financial Statements
                            December 31, 2000 and 1999

NOTE  1  -  Summary  of  Significant  Accounting  Policies

     a.  Organization

     Knowledge Networks, Inc., ("the Company") is a Nevada corporation organized on December 16, 1998. The Company was created on this date thru a spin off of the operations and assets to the shareholders of Knowledge Networks Acquisitions, IncThe Company specializes in Microsoft consulting and training as well as telecommunications consulting, training and outsourcing.

     b.  Accounting  Method

     The Company recognizes income and expenses on the accrual basis of accounting.

     c.  Earnings  (Loss)  Per  Share

          The  computation of earnings per share of common stock is based on the
weighted  average  number     of shares outstanding at the date of the financial
statements.

                               Income  (loss)           Shares         Per-Share
                                (Numerator)         (Denominator)        Amount
                             ---------------------------------------------------
For the year ended December 31, 2000:
Income (loss) from operations     $     (44,771)
                             -------------------
Basic  EPS
Income(loss)  to  common
stockholders                     $      (44,771)      20,713,450    $      (.00)
                                 ===============================================
For the year ended December 31, 1999:
Income (loss) from operations    $      (72,381)
                             -------------------
Basic EPS
Income (loss) to common
stockholders                     $      (72,381)      13,352,518    $      (.01)
                                 ===============================================
From inception on December 16, 1998
through December 31, 2000:
Income (loss) from operations    $    (128,361)
                             ------------------
Basic EPS
Income (loss) to common
stockholders                     $    (128,361)       17,163,743    $      (.01)
                                 ===============================================

     d.  Cash  and  Cash  Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $128,361 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2018. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

                            KNOWLEDGE NETWORKS, INC.
                        Notes to The Financial Statements
                           December 31, 2000 and 1999

NOTE  1  -  Summary  of  Significant  Accounting  Policies  (continued)

     e.  Provision  for  Income  Taxes  (continued)

          Accordingly, per FASB 109 the potential tax benefits of the loss carryforwards are offset by the valuation of the same amount.

     Deferred tax assets and the valuation account is as follows at December 31, 2000 and 1999.
                               December  31,     December  31,
                                   2000               1999
---------------------------------------------------------------
Deferred  tax  asset:
NOL  carrryforward            $     33,311        $     9,648
Valuation allowance                (33,311)            (9,648)
                              --------------------------------
                    Total     $          0        $         0
                              ================================

     f.  Use  of  Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimated and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements assets and liabilities involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE  2  -  Going  Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE  3  -  Related  Party  Transactions

During 1999, $63,993 was paid to an officer of the Company. The note is payable upon demand with no provision for interest.

During 1999, 435,558 shares of common stock were issued to officers and shareholders for consulting services of $25,004.

During 2000 and 1999, sales of $55,000 and $44,683, respectively, were to a shareholder.

     During 2000, 33,775,554 shares of common stock were issued to officers and shareholders for consulting services of $25,338.

     During 2000, the Company authorized a forward split of 1.333:1. The financial statements have been retroactively restated.

     During 2000, services were performed by a shareholder. The balance payable at December 31, 2000 is $14,009.

                            KNOWLEDGE NETWORKS, INC.
                        Notes to The Financial Statements
                           December 31, 2000 and 1999

NOTE  4  -  License  Agreement,  Notes  Receivable  and  Notes  Payable

       On  December  1,  2000,  the  Company  entered into a Distributor License
Agreement with Mpower Technologies, Inc., a Canadian corporation, to use, reproduce, modify, translate and create derivative works based upon two software products referred to as "Universal Wireless Access Platform"(UWAP) and "Wireless Office Ware"(WOW). As consideration for the license agreement the Company committed to a Royalty Agreement to pay between 15% and 5% fo net sales, based on a graduated scale. The Company also assumed a note receivable - Mpower of $366,040 assigned by another corporation, thus creating a note payable to that corporation in the same amount of $366,040. The note receivable and payable are due upon demand. If the company demands payment on the Note Receivable from Mpower, the license agreement terminates, or the Company can retain the license for consideration of $66,700.

