Form 10QSB
period 2001-03-31
KNOWLEDGE NETWORKS INC
filed 2001-05-25
CIK 1098590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter ended March 31, 2001


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
             For the transition period from ___________ to _________

                         Commission File Number: 0-30565


                            KNOWLEDGE NETWORKS, INC.
        (Exact name of small business issuer as specified in its charter)

Nevada     91-2014670
(Jurisdiction  of  Incorporation)     (I.R.S.  Employer  Identification  No.)

24843  Del  Prado,  Suite  318,  Dana  Point,  CA     92629
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:     (949)  248-1765


As of May 21, 2001, the number of shares outstanding of issuers common stock were 16,757,767.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended March 31, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.


             The Remainder of this Page is Intentionally left Blank

                            KNOWLEDGE NETWORKS, INC.
                            BALANCE SHEET (UNAUDITED)

                                                           March 31,    December 31,
                                                            2001            2000
                                                        -----------  --------------
                                                        (Unaudited)
ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $      120   $         161
Notes Receivable - Officer . . . . . . . . . . . . . .      63,993          63,993
Notes Receivable . . . . . . . . . . . . . . . . . . .     771,809         366,040
                                                        -----------  --------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .     835,922         430,194
                                                        -----------  --------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $  835,922   $     430,194
                                                        ===========  ==============

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $  276,578   $      14,009
Notes payable. . . . . . . . . . . . . . . . . . . . .     778,920         366,040
                                                        -----------  --------------
Total Liabilities. . . . . . . . . . . . . . . . . . .   1,055,498         380,049
                                                        -----------  --------------
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 16,757,767 shares
   and 34,257,767 shares respectively. . . . . . . . .      16,758          34,258
Additional Paid-In Capital . . . . . . . . . . . . . .     161,748         144,248
Accumulated Equity (Deficit) . . . . . . . . . . . . .    (398,082)       (128,361)
Total Stockholders' Equity . . . . . . . . . . . . . .    (219,576)         50,145
                                                        -----------  --------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $  835,922   $     430,194
                                                        ===========  ==============

   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                  For the periods ended March 31, 2000 nad 2001

                                                                     From
                                                                Inception on
                                 From January    From January    December 16,
                                  1, 2001 to.    1, 2000 to     1998 through
                                   March 31,  .  March 31,       March 31,
                                    2001            2000            2001
                             --------------  --------------  --------------
Revenues. . . . . . . . . .  $           0   $      17,500   $      99,683
                             --------------  --------------  --------------
Bad debt. . . . . . . . . .         11,154
Consulting fees . . . . . .         28,785          19,500         209,804
General and Administrative.        240,936             251         276,807
                             --------------  --------------  --------------
Total Expenses. . . . . . .        269,721          19,751         497,765
Net Loss from Operations. .       (269,721)         (2,251)       (398,082)
Net Income (Loss) . . . . .      ($269,721)        ($2,251)      ($398,082)
                             ==============  ==============  ==============
Loss per Share. . . . . . .  $    (0.01302)  $    (0.00022)  $    (0.02319)
                             ==============  ==============  ==============
Weighted Average
    Shares Outstanding. . .     20,713,450      10,361,750      17,163,743
                             ==============  ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
                For the period from inception of the Corporation
                 On December 16, 1998, through December 31, 1998
                 For the years ended December 31, 1999 and 2000
                       And the period ended March 31, 2001



                                          Additional    Accumulated    Total Stock-
                                          Common        Par            Paid-In         Equity       holders' Equity
                                          Stock         Value          Capital           (Deficit)          (Deficit)
                                          ------------  -------------  --------------  -----------  -----------------

Common Stock issued at inception . . . .   10,690,660   $     10,691         ($2,671)  $        0   $          8,020

Sale of Common Stock
    at $0.01 per share . . . . . . . . .    1,306,340          1,306           8,494            0                  0

Distribution to shareholders in spin off            0              0           6,844            0                  0

Loss during the period from December 16,
    through December 31, 1998. . . . . .            0              0               0      (11,209)                 0
                                          ------------  -------------  --------------  -----------  -----------------
Balance at December 31, 1998 . . . . . .   11,997,000   $     11,997   $      12,666     ($11,209)  $         13,454

Sale of Common Stock
    at $0.10 per share . . . . . . . . .    1,379,655          1,380         102,120            0                  0

Issuance of Common Stock for
    services at $0.10 per share. . . . .      332,250            332          24,595            0                  0

Issuance of Common Stock
    at par for services rendered . . . .      103,308            103             (25)           0                  0

Loss during the period from January 1
    through December 31, 1999. . . . . .            0              0               0      (72,381)                 0
                                          ------------  -------------  --------------  -----------  -----------------
Balance at December 31, 1999 . . . . . .   13,812,213         13,812         139,356      (83,590)            69,579

Issuance of Common Stock
    at par for services rendered . . . .   33,775,554         33,776          (8,438)           0                  0
                                       ------------------------------------------------------------------------------
Cancellation of shares at $.001. . . . .  (13,330,000)       (13,330)         13,330            0                  0

Loss during the period from January 1
    through December 31, 2000. . . . . .            0              0               0      (44,771)                 0
                                       ------------------------------------------------------------------------------
Balance at December 31, 2000 . . . . . .   34,257,767   $     34,258   $     144,248    ($128,361)  $         50,145

Cancellation of shares at $.001. . . . .  (17,500,000)       (17,500)         17,500            0                  0

Loss during the period from January 1
    through March 31, 2001 . . . . . . .            0              0               0     (269,721)                 0
                                       ------------------------------------------------------------------------------
Balance at March 31, 2001. . . . . . . .   16,757,767   $     16,758   $     161,748    ($398,082)         ($219,576)

   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                  For the periods ended March 31, 2000 and 2001



                                              From
                                              Inception on
                                              From January   From January   December 16,
  1, 2001 to . . . . . . . . . . . . . . . .    1, 2000 to   1998 through
  March 31,. . . . . . . . . . . . . . . . .  March 31,      March 31,
                                                      2001           2000           2001
                                              -------------  -------------  -------------
Operating Activities
Net Income (Loss). . . . . . . . . . . . . .     ($269,721)       ($2,251)     ($398,082)
Adjustments to reconcile net loss to
    net cash provided by operations
Increase in accounts payable . . . . . . . .       262,569              0        276,578
    Bad debt . . . . . . . . . . . . . . . .             0              0         11,154
    Issuance of stock for services . . . . .             0              0         50,342
                                              -------------  -------------  -------------
Net cash flows used Operations . . . . . . .        (7,152)        (2,251)       (60,008)
Cash flows used in Investment Activities
Cash payments for notes receivable . . . . .      (405,769)             0       (469,762)
                                              -------------  -------------  -------------
Net Cash used in Investment Activities . . .      (405,769)             0       (469,762)
Cash Flows from Financing Activities
Cash received from notes payable . . . . . .       412,880              0        412,880
Cash received from subscriptions receivable.             0              0          9,800
Cash received from spin-off. . . . . . . . .             0              0          3,710
Issuance of stock for cash . . . . . . . . .             0              0        103,500
                                              -------------  -------------  -------------
Net Cash Flows from Financing Activities . .       412,880              0        529,890
Net increase (decrease) in cash. . . . . . .           (41)        (2,251)           120
Cash, beginning of period. . . . . . . . . .           161          5,585              0
                                              -------------  -------------  -------------
Cash, end of period. . . . . . . . . . . . .           120          3,334            120
                                              =============  =============  =============

   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2001

NOTES  TO  FINANCIAL  STATEMENTS

Knowledge Networks, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2000.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A)  PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS.


      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. Our deficit for this year of $xxxx, combined with our lack of cash, suggests that we would require a minimum of $50,000 to $60,000 in new funds just to maintain our current level of operations.

     On  or  about  October  30,  2000,  MPower  granted us a Master Distributor
License Agreement (a perpetual master license to utilize UWAP/WOW for the purposes of preparing, developing, manufacturing, publishing, marketing, hosting and distributing new products and applications based upon revisions, modifications and translations of, and derivative works based upon, UWAP/WOW). As consideration for the license, we were assigned a note receivable of 11 Europacific Corporation from MPower of $291,040, in exchange for our note payable to that corporation in the same amount. The notes payable and receivable are payable on demand. If that corporation demands payment on our note, and we demand payment on the note receivable from MPower, the license agreement terminates by its terms, but we can retain the license for an offset of $66,700 from the amounts due from MPower. Under the Terms of the Master Distributor License Agreement, Knowledge Networks has retained legal title to all source code for the UWAP/WOW technologies, due to Mpower's discontinued development of the software. However, in order to make use of the license, we require developmental funding in the estimated amount of $1,250,000 to $1,500,000 in the next twelve months.

We do not have enough cash to fund our operations optimally for the next twelve months at our current ratio of revenues to expenses. We must increase our revenues by increasing our customer base and/or borrow from our circle of shareholders or seek additional investment from them.

      (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None

      (3)  EXPECTED  PURCHASE  OR  SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None

      (4)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None


 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     There has been substantial change in our financial condition and operations in the past year. The financial statements provide quarterly comparisons from our last two quarters. First revenues are increasing, but the changes are barely substantial.

     Mpower Technologies was unable to secure the necessary financing to maintain its day-to-day business operations, which resulted in a material change to Mpower's business. This material change to Mpower's business and a significant drop in the Company's stock price lead Management to determine that the acquisition was not economically feasible under the terms and conditions of the acquisition proposal. Management of Mpower and Knowledge Networks discussed changes to the acquisition proposal but were unable to reach an agreement.

     On April 30th, an extra ordinary meeting of Board of Directors was held to discuss a go-forward strategy.

     The Company's majority shareholder voted against the go-forward strategy, and as a result, the Company was unable to acquire the private placement funds held in escrow. All funds were subsequently returned to their respective investors.

                           PART II: OTHER INFORMATION



ITEM  1.  LEGAL  PROCEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                            KNOWLEDGE NETWORKS, INC.

Dated:  May  21,  2001                by



/s/Jay  Roberge                  /s/Jeffrey  A.  Harry
   Jay  Roberge                     Jeffrey  A.  Harry
   President  CEO/Director          Chief  Financial  Officer

