Form 10QSB
period 2001-06-30
KNOWLEDGE NETWORKS INC
filed 2001-08-20
CIK 1098590

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2001

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


As of June 30, 2001, 34,257,767 shares of common stock were issued and outstanding.




Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and six ended June 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                    KNOWLEDGE NETWORKS, INC.
                                   BALANCE SHEET (UNAUDITED)
                          for the fiscal year ended December 31, 2000
                               and the period ended June 30, 2001

                                                        June 30,   December 31,
                                                          2001       2000

      ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,214   $  5,585
Notes Receivable . . . . . . . . . . . . . . . . . . .    63,993     63,993
                                                        ---------  ---------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .    67,207     69,578
                                                        ---------  ---------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $ 67,207   $ 69,578
                                                        =========  =========
      LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $ 14,013   $    -0-
                                                        ---------  ---------
Total Liabilities. . . . . . . . . . . . . . . . . . .    14,013        -0-
                                                        ---------  ---------
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 10,361,750 shares
   and 10,361,750 shares respectively. . . . . . . . .    10,362     10,362
Additional Paid-In Capital . . . . . . . . . . . . . .   142,806    142,806
Accumulated Equity (Deficit) . . . . . . . . . . . . .   (99,974)   (83,590)
Less: Subscription receivable
Total Stockholders' Equity . . . . . . . . . . . . . .    53,194     69,578
                                                        ---------  ---------
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .  $ 67,207   $ 69,578
                                                        =========  =========

                          The accompanying notes are an integral part
                                 of these financial statements.

                                      KNOWLEDGE NETWORKS, INC.
                                 STATEMENT OF CASH FLOWS (UNAUDITED)
                            for the periods ended June 30, 2000 and 2001

                                                                    From inception,
                                                                      December 16,
                                                                      1988 through
                                                       June 30,          June 30,
                                                   2001        2000        2001
Operating Activities
Net Income (Loss). . . . . . . . . . . . . . .  $(195,639)  $ (16,384)  $(593,721)
Adjustments to reconcile net loss to
    net cash provided by operations
  Increase in accounts payable . . . . . . . .    195,639      14,013     472,217
    Bad debt . . . . . . . . . . . . . . . . .                             11,154
    Issuance of stock for services . . . . . .                             50,342
                                                ----------
Net cash flows used Operations . . . . . . . .          0      (2,371)    (60,008)
Cash flows used in Investment Activities
Cash payments for notes receivable . . . . . .   (405,769)               (469,762)
                                                ----------  ----------
Net Cash used in Investment Activities . . . .   (405,769)               (469,762)
Cash Flows from Financing Activities
  Cash received from notes payable . . . . . .    412,880                 412,880
  Cash received from subscriptions receivable.                              9,800
  Cash received from spin-off. . . . . . . . .                              3,710
  Issuance of stock for cash . . . . . . . . .                            103,500
                                                ----------
Net Cash Flows from Financing Activities . . .    412,880                 529,890
Net increase (decrease) in cash. . . . . . . .          0      (2,371)        120
Cash, beginning of period. . . . . . . . . . .        120       5,585
                                                ----------  ----------
Cash, end of period. . . . . . . . . . . . . .        120       3,214         120
                                                ==========  ==========  ==========

                          The accompanying notes are an integral part
                                 of these financial statements.

                             KNOWLEDGE NETWORKS, INC.
                       STATEMENTS OF OPERATIONS (UNAUDITED)
                     for the periods ended June 30, 2000 and
                                      2001


                                                                                         From
                                                                                     Inception on
                               From April     From April   From January  From January  December 16,
                                1, 2000 to    1, 2000 to   1, 2000 to  1, 2000 to    1998 through
                                 June 30,     June 30,      June 30,     June 30,       June 30,
                                 2001          2000          2001          2000          2001
                             ------------  ------------  ------------  ------------  ------------
Revenues. . . . . . . . . .  $         0   $    12,500   $         0   $    22,500   $    99,683
                             ------------  ------------  ------------  ------------  ------------
Bad debt. . . . . . . . . .       11,154
Consulting fees . . . . . .        5,250        12,500        34,035        24,500       215,054
General and Administrative.      190,389         8,345       431,325        14,384       467,196
                             ------------  ------------  ------------  ------------  ------------
Total Expenses. . . . . . .      195,639        20,845       465,360        38,884       693,404
Net Loss from Operations. .     (195,639)       (8,345)     (465,360)      (16,384)     (593,721)
Net Income (Loss) . . . . .  $  (195,639)  $    (8,345)  $  (465,360)  $   (16,384)  $  (593,721)
                             ============  ============  ============  ============  ============
Loss per Share. . . . . . .  $  (0.00945)  $  (0.00081)  $  (0.02865)  $  (0.00158)  $  (0.03459)
                             ============  ============  ============  ============  ============
Weighted Average
    Shares Outstanding. . .   20,713,450    10,361,750    16,243,858    10,361,750    17,163,743
                             ============  ============  ============  ============  ============

                       The accompanying notes are an integral part
                             of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2001


NOTES  TO  FINANCIAL  STATEMENTS

Knowledge Networks, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended June 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2000.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our plan of operation is unchandged from our previous report.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We enjoyed no revenues during the period covered by this report.


                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEDINGS.  None

ITEM 2. CHANGES IN SECURITIES. On June 21, 2001, we effected a reverse split of 10:1 such that every ten shares owned became one share, of our common stock.

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM 5. OTHER INFORMATION. Jeffery A. Harry continues as Officer and Director, now the Sole Remaining Officer/Director. Mr. Roberge has temporarily withdrawn for personal reasons during July of 2001 and is expected to return to the Board in August of 2001.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                        7


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                            KNOWLEDGE NETWORKS, INC.

Dated:  August  15,  2001              by



                               /s/Jeffrey A. Harry
                                Jeffrey A. Harry
                         Sole Remaining Officer/Director

                                        8