Form 10QSB
period 2001-09-30
KNOWLEDGE NETWORKS INC
filed 2001-11-06
CIK 1098590

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2001

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


Registrant's  telephone  number,  including  area  code:         (949)  487-7295


As of September 30, 2001, 71,675,780 shares of common stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and nine months ended September 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                            KNOWLEDGE NETWORKS, INC.
                            BALANCE SHEET (UNAUDITED)

                                                      September 30, December 31,
                                                          2001          2000
--------------------------------------------------------------------------------
                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $         0   $     161
Notes Receivable - Officer . . . . . . . . . . . . . .       63,993      63,993
Notes Receivable . . . . . . . . . . . . . . . . . . .      291,040     291,040
                                                        ------------  ----------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .      355,033     355,194
                                                        ------------  ----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $   355,033   $ 355,194
                                                        ============  ==========


      LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $   672,759   $  14,009
Notes payable. . . . . . . . . . . . . . . . . . . . .      291,040     291,040
                                                        ------------  ----------
Total Liabilities. . . . . . . . . . . . . . . . . . .      963,799     305,049
                                                        ------------  ----------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 71,675,780 shares
   and 3,425,777 shares respectively . . . . . . . . .       71,676       3,426
Additional Paid-In Capital . . . . . . . . . . . . . .      176,830     175,080
Accumulated Equity (Deficit) . . . . . . . . . . . . .     (857,272)   (128,361)
Total Stockholders' Equity . . . . . . . . . . . . . .     (608,766)     50,145
                                                        ------------  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $   355,033   $ 355,194
                                                        ============  ==========

  The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                for the periods ended September 30, 2000 and 2001

                                                                                           From
                                                                                      Inception on
                                From July   From July   From January  From January     December 16,
                              1, 2001 to   1, 2000 to     1, 2001 to   1, 2000 to     1998 through
                             September 30, September 30,  September 30,September 30,  September 30,

                                 2001          2000          2001          2000          2001
                             ------------  ------------  ------------  ------------  ------------
Revenues. . . . . . . . . .  $         0   $    12,500   $         0   $    22,500   $    99,683
                             ------------  ------------  ------------  ------------  ------------

Bad debt. . . . . . . . . .            0             0             0             0        11,154
Consulting fees . . . . . .        3,001        12,500        37,036        24,500       218,055
General and Administrative.      260,550         8,345       691,875        14,384       727,746
                             ------------  ------------  ------------  ------------  ------------
Total Expenses. . . . . . .      263,551        20,845       728,911        38,884       956,955
Net Loss from Operations. .     (263,551)       (8,345)     (728,911)      (16,384)     (857,272)
Net Income (Loss) . . . . .  $  (263,551)  $    (8,345)  $  (728,911)  $   (16,384)  $  (857,272)
                             ============  ============  ============  ============  ============
Loss per Share. . . . . . .  $     (0.01)  $     (0.00)  $     (0.04)  $     (0.00)  $     (0.05)
                             ============  ============  ============  ============  ============
Weighted Average
    Shares Outstanding. . .   20,713,450    10,361,750    20,713,450    10,361,750    17,163,743
                             ============  ============  ============  ============  ============

  The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                      STATEMENT OF CASH FLOWS (UNAUDITED)
                for the periods ended September 30, 2000 and 2001

                                                                           From
                                                                      Inception on
                                                     From January     December 16,
                                                      1, 2001 to      1998 through
                                                    September 30,     September 30,
                                                   2001       2000        2001
--------------------------------------------------------------------------------
Operating Activities
Net Income (Loss). . . . . . . . . . . . . . .  $(728,911)  $(16,384)  $(857,272)
Adjustments to reconcile net loss to
    net cash provided by operations
  Increase in accounts payable . . . . . . . .    658,750     14,013     672,759
    Bad debt . . . . . . . . . . . . . . . . .          0          0      11,154
    Issuance of stock for services . . . . . .     70,000          0     120,342
                                                ----------  ---------  ----------
Net cash flows used Operations . . . . . . . .       (161)    (2,371)    (53,017)
Cash flows used in Investment Activities
Cash payments for notes receivable . . . . . .          0          0     (63,993)
                                                ----------  ---------  ----------
Net Cash used in Investment Activities . . . .          0          0     (63,993)
Cash Flows from Financing Activities
  Cash received from notes payable . . . . . .          0          0           0
  Cash received from subscriptions receivable.          0          0       9,800
  Cash received from spin-off. . . . . . . . .          0          0       3,710
  Issuance of stock for cash . . . . . . . . .          0          0     103,500
                                                ----------  ---------  ----------

Net Cash Flows from Financing Activities . . .          0          0     117,010

Net increase (decrease) in cash. . . . . . . .       (161)    (2,371)          0

Cash, beginning of period. . . . . . . . . . .        161      3,655           0
                                                ----------  ---------  ----------
Cash, end of period. . . . . . . . . . . . . .          0      1,284           0
                                                ==========  =========  ==========

  The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2001


NOTES  TO  FINANCIAL  STATEMENTS

Knowledge Networks, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended September 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2000.

COMMON  STOCK  REVERSE  SPLIT

On July 5, 2001, the Board of Directors and Shareholders of the Company approved a one for ten (1:10) reverse split of its common stock. All presentations of shareholders' equity are presented as if the forward split had been effect since inception.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our plan of operation is unchanged from our previous report.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We enjoyed no revenues during the period covered by this report.

                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.  None.

ITEM  2.  CHANGES  IN  SECURITIES.  None.

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                            KNOWLEDGE NETWORKS, INC.

Dated:  November  1,  2001              by



                               /s/Jeffrey A. Harry
                                Jeffrey A. Harry
                         Sole Remaining Officer/Director