Form 10KSB
period 2001-12-31
KNOWLEDGE NETWORKS INC
filed 2002-05-16
CIK 1098590

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the Year ended 12/31/01

                        Commission File Number: 000-30565

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

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act: Common Stock

As  of  December  31,  2001  Common  shares  issued  and outstanding: 71,675,780

As  of April 30, 2002 Post-split Common shares issued and outstanding: 7,167,585

As of April 30, 2002, 1,667,585 shares of shares of Common Stock were held by non-affiliates, with a market value calculated at $16,675.85, based on closing low bid of $0.10 per share.

Yes[X] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark whether if disclosure of delinquent filers (229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                                               Exhibit Index is found on page 12

INTRODUCTION                                                                   3

PART  I                                                                        3

ITEM  1.  Description  of  Business                                            3
      (a)  Historical  Information                                             3
      (b)  The  Acquisitions  that  Weren't                                    5
      (c)  No  Business  of  Registrant                                        5
      (d)  Financing  Plans                                                    5
      (e)  Planned  Acquisitions                                               5
      (f)  Employees                                                           5

ITEM  2.  Description  of  Property                                            5

ITEM  3.  Legal  Proceedings                                                   5

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          5

PART  II                                                                       6

ITEM  5.  Market  for  Common  Equity  and  Stockholder  Matters               6
      (a)  Market  Information                                                 6
      (b)  Holders                                                             6
      (c)  Dividends                                                           6
      (d)  Sales  of  Unregistered  Common  Stock  2001                        6

ITEM  6.  Management's  Discussion  and  Analysis  or Plan of Operation        7
      (a)  Plan  of  Operation  for  the  next  twelve  months                 7
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                          7

ITEM  7.  Financial  Statements                                                8
      (a)  Audit  Committee                                                    8
      (b)  Financial  Statements                                               8

ITEM  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                           8

PART  III                                                                      9

ITEM  9.  Directors and Executive Officers, Promoters and Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act             9

ITEM  10.  Executive  Compensation                                            10

ITEM  11.  Security Ownership of Certain Beneficial Owners and Management     11

ITEM  12.  Certain  Relationships  and  Related  Transactions                 11

ITEM  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   12
      (a)  Financial  Statements                                              12
      (b)  Form  8-K  Reports                                                 12
      (c)  Exhibits                                                           12

                                  INTRODUCTION


     This Registrant (Reporting Company) has elected to refer to itself, whenever possible, by normal English pronouns, such as "We", "Us" and "Our".

     This Form 10-KSB contains forward-looking statements. Such statements include statements concerning plans, objectives, goals, strategies, future events, results or performances, and underlying assumptions that are not statements of historical fact. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements which reflect our current views, with respect to future events or results and future financial performance. Certain words indicate forward-looking statements, words like "believe", "expect", "anticipate", "intends", "estimates", "forecast", "projects", and similar expressions.


                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.

 (A)  HISTORICAL  INFORMATION.

     (1) FORM AND YEAR OF ORGANIZATION. Knowledge Networks, Inc. ("we, "us," or "our") was incorporated in the State of Nevada on December 23, 1998.

     On or about October 25, 2000, we effected a forward split of our common stock 1.333 shares for every one share. Accordingly, post-split share amounts are used throughout.

     On June 21, 2001 Effect a reverse split of 10:1 such that for every ten shares owned one share.

     On February 14, 2002, we approved a reverse split of 10:1 such that for every ten shares owned one share shall be issued.

             The Remainder of this Page is Intentionally left Blank

                                                                                           Post Rev
                                                             Post Forward Split 10/00     Split 6/01
------------------------------------------------------------------------------------------------------
Initial  issuance  8,020,000  pursuant  to Section 4(2)
of the Securities Act of 1933                                         10,690,660             1,069,066

We  placed  980,000  for  cash,  at $0.01 per share,
on or about December 17 and December  21,  1998,  490,000
shares  each,  to  two  sophisticated  affiliate
investors,  pursuant  to  Rule  504  of  Regulation D.                 1,306,340               130,634

On  March  30,  1999,  we  offered  and placed 1,035,000
shares of common stock, pursuant  to  Rule  504,  at  $0.10
per  share  to  12 sophisticated investors.                            1,379,655               137,966

On  that  same  date,  249,250  shares of common stock
were issued, at $0.10 per share,  pursuant  to  Regulation
D,  Rule  504,  as  compensation for legal and professional
services.                                                                332,250                33,225

On that same date, we compensated three individuals for
services to the Company, valued  at  $77.50, at $ 0.001
per share, issuing 77,500 shares of common, stock pursuant
to  Section  4(2).                                                       103,308                10,331

On  September  20,  2000, we issued 25,338,000 shares to
at par value $0.001 per share,  pursuant  to  sec  4(2)               33,775,554             3,377,555

On  October  23,  2000,  we  accepted  Intrepid
International's  voluntarily cancellation  of  10,000,000
shares  of  its  common  stock                                       (13,330,000)           -1,333,000
                        Subtotal December 31, 2000:                   34,257,767             3,425,777
                                                                  -------------------------------------
                                            Carried                   34,257,767             3,425,777
                                                                  -------------------------------------
On  February  20,  2001,  we  accepted  Intrepid
International's  voluntary cancellation  of  17,500,000
shares  of  its  common  stock.                                      (17,500,000)           -1,750,000
                                                                  -------------------------------------
On  June  21, 2001 Effect a reverse split of 10:1 such
that for every ten shares owned  one  share  was  issued              16,757,767             1,675,777
                                                                  =====================
carried                                                                                      1,675,777
On July 14, 2001, we issued new investment shares
for officer compensation.                                                                   50,000,000

On  July  22,  2001, we issued a total of 20,000,000
shares to four providers of professional  services,
pursuant  to  registration.                                                                 20,000,000
                                                                                        ---------------
Round Up                                                                                             3
                                                                                        ---------------
Total December 31, 2001                                                                     71,675,780
                                                                                        ===============
On  February  14,  2002, we approved a reverse split
of 10:1 such that for every ten  shares owned one share
shall be issued, (an additional 7 shares were issued
for  rounding  up).                                                                          7,167,585
                                                                                        ===============

 (B)  THE  ACQUISITIONS  THAT  WEREN'T.  We  did not and will not acquire MPower
Technologies, Inc, or proceed with the licensing agreement with Mpower, previously reported. We did not and will not acquire Proton Laboratories LLC.

 (C) NO BUSINESS OF REGISTRANT. We have no present business or productive assets. We will seek to find one or more profitable business opportunities when market and financial conditions are more favorable. We are substantially dormant at this time.

 (D) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

 (E)  PLANNED  ACQUISITIONS.  There  are  no  planned  acquisitions.

 (F)  EMPLOYEES.  We  have  one  Officer/Director  remaining.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     None.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending, threatened or suspected, by or against our Corporation, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

             The Remainder of this Page is Intentionally left Blank

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.

 (A) MARKET INFORMATION. We have one class of securities, Common Voting Equity Shares (Common Stock). Our Company's Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Based upon standard reporting sources, the following information is provided:

                           quarter   high bid    low bid     volume
                           -----------------------------------------
                           1st 2000     NA       NA              NA
                           2nd 2000     NA       NA              NA
                           3rd 2000     NA       NA              NA
                           4th 2000     2.70     1.90       687,800
                           1st 2001     2.18     2.10       870,000
                           2nd 2001     2.90     0.31       520,000
                           3rd 2001     1.00     0.13       200,000
                           4th 2001     2.00     0.14       600,000
                           1st 2002     2.00     0.10     1,800,000

     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. SOURCE: Bloomberg

 (B)  HOLDERS.   Management  calculates  that  the  approximate  number  of shareholders of record of the Company's Common Stock, as of December 31, 2001, was 14, and over 200 Beneficial Shareholders.

 (C) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

 (D) SALES OF UNREGISTERED COMMON STOCK 2001. On July 14, 2001, we issued 50,000,000 new investment shares for officer compensation, pursuant to Section 4(2) of the Securities Act of 1933.

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Management's discussion and analysis is intended to be read in conjunction with our audited financial statements and the notes attached to them. The following statements may be forward looking in nature and actual results may differ from forward looking statements.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We do not expect any business activity in the period before May 30, 2002. We have no estimate of our opportunities for the first six months of 2002.

     (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. None at this time.

     (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

     (3) EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None at this time.

     (4)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.


 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Our independent auditor has indicated the following material information in notes to our financial statements: (2-Going Concern) The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define their business operations, thus creating necessary operating revenues. We have enjoyed no revenues since inception.

                                                                 Inception
                                                                 December
                                For the Years.  For the Years      1999
                                    Ended.          Ended            To
 Operations                      December 31.    December 31    December  31
 Selected Information. . . . .       2001            2000           2001
---------------------------------------------------------------------------
Revenues:. . . . . . . . . . .  $            0   $           0   $       0
                                ---------------  --------------  ----------
 Total Revenues. . . . . . . .               0               0           0
---------------------------------------------------------------------------
General and Administrative . .               0               0           0
                                ---------------  --------------  ----------
 Total Expenses. . . . . . . .               0               0           0
---------------------------------------------------------------------------
Loss: Discontinued Operations.        (314,877)        (44,771)   (443,283)

Gain on disposal of Operation.         133,499               0     133,499
                                ---------------  --------------  ----------
 Loss. . . . . . . . . . . . .        (181,378)        (44,771)   (309,784)
---------------------------------------------------------------------------
Net (Loss) . . . . . . . . . .        (181,378)        (44,771)   (309,784)
===========================================================================



     There can be no assurance that we will be successful at any time in the future. We expect to remain dormant for the balance of 2002. Even in the event that we launch or acquire a business, there can be no assurance of our success, in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

                         ITEM 7.  FINANCIAL STATEMENTS.

 (A) AUDIT COMMITTEE. The Audit Committee of this Corporation for this fiscal year consists of the our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2001 be included and filed with the Securities and Exchange Commission.

 (B) FINANCIAL STATEMENTS. Audited Financial Statements for years ended December 31, 2001 are provided as Attachment FK-01, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein. Our Statement of Operations have been selectively reproduced in the preceding Item 6 and discussed therein.


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

     None.

             The Remainder of this Page is Intentionally left Blank

                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     We have experienced a year of unexpected changes, due to a wide variety of factors. We have attempted several acquisitions programs, none of which were ultimately consummated. There have been other factors affecting the United States as a whole, resulting in continuously uncertain market conditions. As a result of these many factors, we report several changes in our corporate offices.

     It is important to bear in mind, that during this year 2001, we were not engaged in business operations, but preoccupied with reorganization efforts. The following disclosure reports those persons who served during the year covered by this Report.

     JAY ROBERGE, became our president effective December 6, 2000, in connection with a proposed acquisition which did not occur. He has an extensive background in sales and marketing, as well as communications. He was Chairman of Tehama Ventures Ltd., a venture catalyst from 1999 to present. From 1998 through 2000, Mr. Roberge was President and Chief Executive Officer of Clever Communications, Inc., an internet video streaming company. From 1995 to 1999, he was Vice President of Sales and Marketing of Internet Direct, Inc., an internet service provider.

     On April 23, 2001, shareholder action elected a new board of directors, consisting of a former officer as sole remaining officer/director.

     JEFFREY A. HARRY assumed corporate office on April 23, 2001. He had held corporate office in previous years. He is a Microsoft Certified Systems Engineer
(MSCE), with highly specialized training in windows based networks. His education also includes training in Novell and MS-Dos software as well as hardware components and computer network assembly. His training also includes extensive knowledge of software such as Windows NT, Windows 3.x, Windows 95, MS-Office, WordPerfect/Corel, Anti-Virus, Netware, Internet, and MS-Mail. Mr. Harry continues his knowledge of technology changes in hardware and software to remain competitive in the industry. His background experience consists of over 5 years of computer hardware and software management. From 1995 to June of 1997 he was the Manager of Information Systems for a leading New England engineering firm, Environmental Science Services. He managed the hardware, and software installations for 150 workstations and supervised an interstate linked network for the offices in Massachusetts and Rhode Island. From June 1997 to February 1998 he continued to provide consulting services on a free-lance basis while obtaining his MSCE certification. From February 1998 to present he has been a small business computer network consultant, specializing in network optimization and integration of multiple software and hardware platforms.

     On  February  7,  2002  Jeffrey  A.  Harry  retired,  in  favor  of two new
Directors.

     RAYMOND J. MCNAMEE (46), Managing Partner, Pegasus Capital, graduated from Rutgers University 1977 with BA in Economics. He worked for over 24 years as Retail and Institutional broker, primarily with Leheman Brothers and Bear Stearns. He directed Bear Stearns retail sales in San Francisco for over three years before launching Continental European Institutional Sales for Equitable Securities. He started Pegasus Capital in 1998 specifically designed to act as a consulting firm for small to micro cap companies to provide funding sources throughout North America and Europe as well as merger and acquisitions capabilities.

     MARLEN L. ROEPKE (57) was Director, Customer Account Management, Thinktanks Worldwide.com, Houston, Texas (4/00-8/01); Director Service Delivery, Sprint Enterprise Network Services, Houston, Texas (5/98-4/00); Director, Systems

Integration, MCI Systemhouse Corporation, Houston, Texas (5/94-5/98); Manager, Product Support, Oracle Corporation, Houston, Texas (5/93-5/94); Vice President, Systems Integration, The Technology Group, Inc., Houston Texas (4/87-5/93); Director, Information Resources, Texas Municipal Power Agency, Bryan Texas (8/85-4/87); Manager, Information Services, Skytop Brewster, Houston Texas (5/77-6/79); Manager Data Administration, Cameron Iron Works, Houston Texas
(4/75-5/77); and he earned his BA, Business Administration, University of Minnesota, in accounting, in 1965.

     April 04, 2002 Marlen L. Roepke was appointed as the sole director and elected President and Treasurer respectively; following which, Raymond J. McNamee retired from all corporate offices.


     ITEM  10.  EXECUTIVE  COMPENSATION.

     During 2001, management has devoted only an insubstantial amount of time to date, on the affairs of this corporation. No compensation has been accrued or paid during 2001, nor has any plan of compensation been adopted as of this time. On July 14, 2001, we issued 50,000,000 new investment shares for officer compensation, to Jeffrey A. Harry.

                                                                        Long Term Compensation
                                                                   |-----------------------------|
                                       Annual Compensation         |        Awards      | Payouts|
                              |------------------------------------------------------------------|
a . . . . . . . . .  b        |       c            d          e    |     f        g     |   h    |   i    |
----------------------------------------------------------------------------------------------------------|
Name. . . . . . . .                                                          Securities
And . . . . . . . .                                          Other    Restric-   Under-          All Other|
Principal . . . .                                         .  Annual     Ted     Lying             Compen- |
Position. . . . . .                                          Compen-   Stock   Options    LTIP     Sation |
                                    Salary       Bonus     Sation ($)  Awards  SARs (#)  Payouts     ($)  |
                         Year         ($)         ($)                   ($)               ($)             |
----------------------------------------------------------------------------------------------------------|
Jeffrey  A.  Harry                                                                                        |
President/CEO                                                                                             |
Apr. 23, 2001 -           2001         0           0            0      50,000      0         0         0  |
Feb 7, 2002               2000         0           0            0           0      0         0         0  |
                          1999         0           0            0           0      0         0         0  |
                          1998         0           0            0           0      0         0         0  |
----------------------------------------------------------------------------------------------------------|
Jay  Roberge                                                                                              |
President/CEO                                                                                             |
Dec.  6,  2000  -                                                                                         |
        Apr. 23, 2001     2001         0           0            0           0      0         0         0  |
                          2000         0           0            0           0      0         0         0  |
                          1999         0           0            0           0      0         0         0  |
                          1998         0           0            0           0      0         0         0  |
----------------------------------------------------------------------------------------------------------|
Marlen  L.  Roepke                                                                                        |
Sole Officer and Director 2001         0           0            0           0      0         0         0  |
Feb 7, 2002               2000         0           0            0           0      0         0         0  |
                          1999         0           0            0           0      0         0         0  |
                          1998         0           0            0           0      0         0         0  |
----------------------------------------------------------------------------------------------------------|

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     To the best of our knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, and of all persons, entities and groups, known to or discoverable by us, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock., known to or discoverable by Registrant. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

               CERTAIN BENEFICIAL OWNERS AND OWNERS OF 5% OR MORE

Name and Address of Beneficial Owner                    Share
Common Stock                                           Ownership     % of Total

Jeffrey A. Harry (1)                                   50,000,000        69.76
Jena Minnick Harry (1)                                  5,000,000         6.98
                                                       -----------------------
Total Affiliates, 5% Owners                            55,000,000        76.73
                                                       =======================
Total Issued and Outstanding                           71,675,780       100.00
                                                       =======================


(1) Mr. Harry was our Officer from April 23, 2001 to February 7, 2002. Mr. and Mrs. Harry are husband and wife.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Intrepid International, Ltd. is no longer a provider of corporate services to us effective September 1, 2001. Please refer to notes to Item 11, for more information. Other information is found in Notes 4 and 5 of our Audited Financial Statements.



             The remainder of this page is intentionally left blank.

   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (A) FINANCIAL STATEMENTS. Please see Attachment FK-01: Audited Financial Statements for the years ended December 31, 2001, 2000 and from Inception.

 (B)  FORM  8-K  REPORTS.  None

 (C)  EXHIBITS.  Incorporated  by  reference  to  our  previous  annual  report.

     [3]   ARTICLES  OF  INCORPORATION  AND  BY-LAWS

          3.1     ARTICLES  OF  INCORPORATION

          3.2     BY-LAWS


     PURSUANT TO THE REQUIREMENTS of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.


                            KNOWLEDGE NETWORKS, INC.
Dated:  May  10,  2002     by

                              /s/ Marlen L. Roepke
                                  Marlen L. Roepke

--------------------------------------------------------------------------------
                                ATTACHMENT FK-01

                          AUDITED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                   DECEMBER 31, 2001, 2000 AND FROM INCEPTION.
--------------------------------------------------------------------------------

                            KNOWLEDGE NETWORKS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

                                 C O N T E N T S


Independent  Auditor's  Report                          16

Balance  Sheets                                         17

Statements  of  Operations                              18

Statements  of  Stockholders'  Equity                   19

Statements  of  Cash  Flows                             21

Notes  to  the  Financial  Statements                   23

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Knowledge Networks, Inc.
(A  Development  Stage  Company)

We have audited the accompanying balance sheets of Knowledge Networks, Inc. (a development stage company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and from inception on December 16, 1998 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knowledge Networks, Inc. (a development stage company) as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 and from inception on December 16, 1998 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


/s/Chisholm  &  Associates
Chisholm  &  Associates
North  Salt  Lake,  Utah
May  6,  2002

                            KNOWLEDGE NETWORKS, INC.
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                              December  31,
                                                        2001                2000
-----------------------------------------------------------------------------------
CURRENT  ASSETS

     Cash                                           $     8,925          $       161
     Notes  receivable  -  officer  (Note  4)                 -               63,993
     Notes  receivable  -  (Note  5)                          -              366,040
                                                    --------------------------------
          Total  Current  Assets                          8,925              430,194
                                                    --------------------------------
          TOTAL  ASSETS                             $     8,925          $   430,194
                                                    ================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT  LIABILITIES

     Accounts  payable                              $     29,180          $        -
     Accounts payable-related party (Note 4)               5,978              14,009
     Notes  payable  (Note  5)                            35,000             366,040
                                                    --------------------------------
          Total  Current  Liabilities                     70,158             380,049
                                                    --------------------------------

STOCKHOLDERS'  EQUITY

     Common  stock,  authorized
      100,000,000  shares  of  $0.001  par  value,
      issued  and  outstanding  71,675,780
      3,425,777  shares,  respectively                    71,676               3,426
     Additional  paid-in  capital                        176,830             175,080
     Retained  earnings  (deficit)                      (309,739)           (128,361)
                                                    --------------------------------
          Total  Stockholders'  Equity                   (61,233)             50,145
                                                    --------------------------------
  TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY       $      8,925          $  430,194
                                                    ================================

   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                              From
                                                                         Inception  on
                                                                          December  16,
                                           For  the  Year  Ended          1998  Through
                                                December  1,              December  31,
                                           2001            2000               2001
----------------------------------------------------------------------------------------
REVENUES                                $            -     $           -     $         -
                                        -------------------------------------------------

EXPENSES
     General  and  administrative                    -                 -               -
                                        -------------------------------------------------
          Total  Expenses                            -                 -               -
                                        -------------------------------------------------
INCOME  (LOSS)  FROM  OPERATIONS:                    -                 -               -
                                        -------------------------------------------------

DISCONTINUED  OPERATIONS:

 Income (loss) from discontinued operations   (314,877)          (44,771)       (443,238)

     Gain (loss) on disposal of operations     133,499                 -         133,499
                                        -------------------------------------------------
     Income (Loss) from Discontinued
     Operation                                (181,378)          (44,771)       (309,739)
                                        -------------------------------------------------
NET  (LOSS)                             $     (181,378)    $     (44,771)    $  (309,739)
                                        =================================================

NET  LOSS  PER  SHARE:
     (Loss) from continuing operations  $            -     $           -     $         -
     (Loss)  from  discontinued  operations      (0.01)            (0.02)          (0.02)
                                        -------------------------------------------------
          Loss  Per  Share              $        (0.01)    $       (0.02)    $     (0.02)
                                        =================================================
Weighted  average shares outstanding        35,012,079         2,071,205      12,624,872
                                        =================================================

   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                                                 Additional
                                                                                   Paid-In
                                                                                   Capital        Retained
                                                     Common  Stock              (Discount on      Earnings
                                               Shares              Amount          Stock)        (Deficit)
-----------------------------------------------------------------------------------------------------------
Balance  at  inception  -
 December  16, 1998                             1,069,066    $       1,069    $        6,951    $        -

Shares  issued  for
 subscriptions  receivable
 at  $0.01  per  share                            130,634              131             9,669             -

Spin  off  adjustment  (Note  1)                        -                -             6,844             -

Net  loss  for  the  period  ended
 December  31,  1998                                    -                -                 -       (11,209)
                                                -----------------------------------------------------------

Balance,  December  31,  1998                   1,199,700            1,200            23,464       (11,209)

Shares  issued  for  cash  at
 $0.10  per  share                                137,966              138           103,362             -

Shares  issued  for  services
 at  $0.10  per  share                             33,225               33            24,893             -

Shares  issued  for  services
 at  $0.001  per  share                            10,331               10                68             -

Net  loss  for  the  year  ended
 December  31,  1999                                    -                -                 -       (72,381)
                                                -----------------------------------------------------------

Balance,  December  31,  1999                   1,381,222            1,381           151,787       (83,590)

Shares  issued  for  services
 at $0.001 per share                            3,377,555            3,378            21,960             -

Cancellation  of  shares                       (1,333,000)          (1,333)            1,333             -

Net  loss  for  the  year  ended
 December  31,  2000                                    -                -                 -       (44,771)
                                                -----------------------------------------------------------

Balance,  December  31,  2000                   3,425,777    $       3,426    $      175,080    $ (128,361)
                                                -----------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                                                 Additional
                                                                                   Paid-In
                                                                                   Capital        Retained
                                                     Common  Stock              (Discount on      Earnings
                                               Shares              Amount          Stock)        (Deficit)
-----------------------------------------------------------------------------------------------------------

Balance,  December  31,  2000                    3,425,777    $      3,426    $      175,080    $ (128,361)

Shares  issued  for  services
 at  $0.001  per  share                         20,000,000          20,000                 -             -

Shares  issued  for  services
 at  $0.001  per  share                         50,000,000          50,000                 -             -

Cancellation  of  shares                        (1,750,000)         (1,750)            1,750             -

Shares  issued  in  round-up                             3               -                 -             -

Net  loss  for  the  year  ended
 December  31,  2001                                     -               -                 -      (181,378)
                                                -----------------------------------------------------------
Balance,  December 31, 2001                     71,675,780    $     71,676    $      176,830    $ (309,739)
                                                ===========================================================

   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                               From
                                                                                          Inception  on
                                                                                           December  16,
                                                           For  the Year Ended             1998 Through
                                                               December 31,                December 31,
                                                        2001                 2000              2001
---------------------------------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES

     Net  loss                                  $     (181,378)    $     (44,771)    $     (309,739)
     Adjustments to reconcile net loss to net cash
      provided by operations:
          Stock issued for services                     70,000            25,338            120,342
          Forgiveness  of  debt                         49,984                 -             49,984
          Bad  debt                                          -                 -             11,154
          Increase  in  accounts  payable               29,180            14,009             43,189
          Increase in accounts payable-related party     5,978                 -              5,978
                                                ----------------------------------------------------

     Net Cash Flows Used in Operating Activities       (26,236)           (5,424)           (79,092)
                                                ----------------------------------------------------

CASH  FLOWS  USED  IN  INVESTMENT  ACTIVITIES

     Cash  payments  for  notes  receivable                  -                 -            (63,993)
                                                ----------------------------------------------------

     Net Cash Used in Investment Activities                  -                 -            (63,993)
                                                ----------------------------------------------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

     Cash  received  from  notes  payable               35,000                 -             35,000
     Cash  received  from  subscriptions  receivable         -                 -              9,800
     Cash  received  from  spin-off  (Note  1)               -                 -              3,710
     Issuance of stock for cash                              -                 -            103,500
                                                ----------------------------------------------------

     Net  Cash  Flows  from  Financing  Activities      35,000                 -            152,010
                                                ----------------------------------------------------

NET  INCREASE  (DECREASE) IN CASH                        8,764            (5,424)             8,925

CASH,  BEGINNING  OF  YEAR                                 161             5,585                  -
                                                ----------------------------------------------------

CASH,  END  OF  YEAR                            $        8,925    $          161    $         8,925
                                                ====================================================

   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                                               From
                                                                                          Inception  on
                                                                                           December  16,
                                                           For  the Year Ended             1998 Through
                                                               December 31,                December 31,
                                                        2001                 2000              2001
---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL  CASH  FLOW  INFORMATION
     Cash  Paid  for:
          Interest                              $             -    $            -    $                 -
          Taxes                                 $             -    $            -    $                 -

SUPPLEMENTAL  NON-CASH  INFORMATION

During September 2000, 33,775,554 shares of common stock were issued for services valued at $25,338.

During January 2001, the Company forgave an officer of the Company of a $63,993 note receivable.

During July 2001, the Company issued 20,000,000 shares of common stock for services valued at $20,000 of which 7,000,000 shares were issued to an officer of the Company.

          During July 2001, the Company issued 50,000,000 shares of common stock for services valued at $50,000, to an officer of the Company.

                            KNOWLEDGE NETWORKS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     a.  Organization

Knowledge Networks, Inc., ("the Company") is a Nevada corporation organized on December 16, 1998. The Company was created on this date through a spin off of the operations and assets to the shareholders of Knowledge Networks Acquisitions, Inc. The Company specialized n Microsoft consulting and training as well as telecommunications consulting, training and outsourcing.

     b.  Accounting  Method

The  Company  recognizes income and expenses on the accrual basis of accounting.

     c.  Earnings  (Loss)  Per  Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                                                                From
                                                                            Inception  on
                                                                            December  16,
                                            For  the  Years  Ended          1998  Through
                                                  December  31,             December  31,
                                            2001               2000              2001
-------------------------------------------------------------------------------------------
     Numerator  -  loss  from
      continuing  operations          $           -     $             -    $             -

     Numerator  -  loss  from
      discontinued  operations             (181,378)            (44,771)          (309,739)
                                      -----------------------------------------------------

     Denominator  -  weighted
      average  number  of  shares
      outstanding                        35,012,079           2,071,205         12,624,872
                                      =====================================================

     Loss  per  share:

     Loss from continuing operations  $           -    $              -    $             -

     Loss  from  discontinued  operations     (0.01)              (0.02)             (0.02)
                                      -----------------------------------------------------

     Loss  per  share                 $       (0.01)   $          (0.02)   $         (0.02)
                                      =====================================================

                            KNOWLEDGE NETWORKS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     d.  Cash  and  Cash  Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision  for  Income  Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $309,700 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2018. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Accordingly, per FASB 109, the potential tax benefits of the loss carryforwards are offset by the valuation of the same amount.

Deferred tax assets and the valuation account is as follows at December 31, 2001 and 2000.

                                            December  31,
                                      2001                 2000
--------------------------------------------------------------------
     Deferred  tax  asset:
          NOL  carryforward     $     105,300          $     33,311
     Valuation  allowance            (105,300)              (33,311)
                                ------------------------------------
     Total                      $           -          $          -
                                ====================================

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to remain in the development stage until a profitable opportunity is found. The Company has minimal expenses and will be funded by shareholders during the coming year.

                            KNOWLEDGE NETWORKS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE  3  -     COMMON  STOCK  (Continued)

During January 2000, the Company authorized a 1 for 1.333 forward split. The financial statements have been retroactively restated to reflect the forward split.

During September 2000, the Company issued 3,377,535 shares of common stock for services valued at $25,338.

During  October  2000,  the  Company  canceled 1,333,000 shares of common stock.

During  February  2001,  the  Company canceled 1,750,000 shares of common stock.

During June 2001, the Company authorized a 10 for 1 reverse split. The financial statements have been retroactively restated to reflect the reverse split.

During July 2001, the Company issued 20,000,000 shares of common stock for services valued at $20,000 of which 7,000,000 shares were issued to an officer of the Company.

During July 2001, the Company issued 50,000,000 shares of common stock for services valued at $50,000 to an officer of the Company

NOTE  4  -     RELATED  PARTY  TRANSACTIONS

     During 1999, $63,993 was paid to an officer the Company. The note is payable upon demand with no provision for interest.

During  2000,  sales  of  $55,000  were  to  a  shareholder.

During 2000, 33,775,554 shares of common stock were issued to officers and shareholders for consulting services of $25,338.

During 2000, services were performed by a shareholder. The balance payable at December 31, 2000 is $14,009

During January 2001, the Company forgave an officer of the Company, of a $63,993 note receivable.

During July 2001, the Company issued 50,000,000 and 7,000,000 shares of common stock valued at $50,000 and $7,000 to two officers of the Company.

                            KNOWLEDGE NETWORKS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE  5  -     LICENSE  AGREEMENT,  NOTES  RECEIVABLE  AND  NOTES  PAYABLE

On December 1, 2000, the Company entered into a Distributor License Agreement with Mpower Technologies, Inc., a Canadian corporation, to use, reproduce, modify, translate and create derivative works based upon two software products referred to as "Universal Wireless Access Platform" (UWAP) and "Wireless Office Ware" (WOW). As consideration for the license agreement, the Company committed to a Royalty Agreement to pay between 15% and 5% of net sales, based on a graduated scale. The Company also assumed a note receivable - Mpower of $366,040 assigned by another corporation, thus creating a note payable to that corporation in the same amount of 366,040. The note receivable and payable are due upon demand. If the Company demands payment on the Note Receivable from Mpower, the license agreement terminates or the Company can retain the license for consideration of $66,700.

     During 2001, this license agreement was terminated and the $366,040 note payable and $366,040 note receivable were canceled and then removed from the books.