Form 10QSB
period 2002-03-31
KNOWLEDGE NETWORKS INC
filed 2002-05-20
CIK 1098590

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2002

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


As  of  May  20, 2002 Post-split Common shares issued and outstanding: 7,167,585


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]





                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended March 31, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                            KNOWLEDGE NETWORKS, INC.
                          (a Development Stage Company)
                            BALANCE SHEET (UNAUDITED)

                                                        March 31,    December 31,
                                                          2002          2001
                                                      (Unaudited)
--------------------------------------------------------------------------------
                                                        ASSETS

CURRENT ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $        90   $   8,925
Notes Receivable - Officer
Notes Receivable

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .           90       8,925
                                                        ------------  ----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $        90   $   8,925
                                                        ============  ==========


      LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable . . . . . . . . . . . . . . . . . . .  $   121,509   $  29,180
Accounts payable - related party . . . . . . . . . . .        5,978       5,978
Notes payable. . . . . . . . . . . . . . . . . . . . .       35,000      35,000
                                                        ------------  ----------
Total Liabilities. . . . . . . . . . . . . . . . . . .      162,487      70,158
                                                        ------------  ----------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 7,167,578 shares
   and 7,167,578 shares respectively . . . . . . . . .        7,168       7,168

Additional Paid-In Capital . . . . . . . . . . . . . .      241,338     241,338

Accumulated Equity (Deficit) . . . . . . . . . . . . .     (410,903)   (309,739)
                                                        ------------  ----------
Total Stockholders' Equity . . . . . . . . . . . . . .     (162,397)    (61,233)
                                                        ------------  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $        90   $   8,925
                                                        ============  ==========

   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                          (a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                               From
                                                                           Inception on
                                               From January From January   December 16,
                                                1, 2002 to   1, 2001 to    1998 through
                                                 March 31,    March 31,     March 31,
                                                   2002         2001          2002
-----------------------------------------------------------------------------------------
  Revenues. . . . . . . . . . . . . . . . . .  $       -0-   $      -0-   $       -0-
                                               ------------  -----------  ------------
  General and Administrative. . . . . . . . .      101,164          -0-       101,164
                                               ------------  -----------  ------------
  Total Expenses. . . . . . . . . . . . . . .      101,164          -0-       101,164
                                               ------------  -----------  ------------
  Net Loss from Operations. . . . . . . . . .     (101,164)         -0-      (101,164)
                                               ------------  -----------  ------------

  Discontinued Operations:

  Income (loss) from discontinued operations.            0     (269,721)     (443,238)

  Gain (loss) on disposal of operations . . .            0          -0-       133,499
                                               ------------  -----------  ------------
  Income (loss) from Discontinued Operation .            0     (269,721)     (309,739)
                                               ------------  -----------  ------------
  Net Income (Loss) . . . . . . . . . . . . .  $  (101,164)    (269,721)     (410,903)
                                               ============  ===========  ============

  Loss per Share:

    (Loss) from continuing operations . . . .        (0.00)           -         (0.00)
    (Loss) from discontinued operations . . .        (0.00)       (0.08)        (0.02)
                                               ------------  -----------  ------------
  Loss per Share. . . . . . . . . . . . . . .  $     (0.00)  $    (0.08)  $     (0.02)
                                               ============  ===========  ============
  Weighted Average
      Shares Outstanding. . . . . . . . . . .   71,675,780    3,425,777    17,050,003
                                               ============  ===========  ============

   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                          (a Development Stage Company)
                      STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                    From
                                                                                Inception on
                                                            From January        December 16,
                                                             1, 2001 to         1998 through
                                                              March 31,           March 31,
                                                         2002          2001         2002
--------------------------------------------------------------------------------------------
  Operating Activities

  Net Income (Loss) . . . . . . . . . . . . . . .     $   (101,164)  $(269,721)  $(410,903)
  Adjustments to reconcile net loss to
      net cash provided by operations
      Issuance of stock for services. . . . . . .                0           0     120,342
      Forgiveness of debt . . . . . . . . . . . .                0           0      49,984
      Bad debt.                                                  0           0      11,154
      Increase in accounts payable                          92,329     262,569     135,518
    Increase in accounts payable -related party.                 0           0       5,978
                                                      ---------------------------------------

  Net cash flows used Operations. . . . . . . . .           (8,835)     (7,152)    (87,927)

  Cash flows used in Investment Activities
    Cash payments for notes receivable. . . . . .                     (405,769)    (63,993)
                                                      ---------------------------------------

  Net Cash used in Investment Activities. . . . .                     (405,769)    (63,993)

  Cash Flows from Financing Activities
    Cash received from notes payable. . . . . . .                      412,880      35,000
    Cash received from subscriptions receivable .                                    9,800
    Cash received from spin-off . . . . . . . . .                                    3,710
    Issuance of stock for cash. . . . . . . . . .                                  103,500
                                                      ---------------------------------------

  Net Cash Flows from Financing Activities. . . .                0     412,880     152,010

  Net increase (decrease) in cash . . . . . . . .           (8,835)        (41)         90

  Cash, beginning of period . . . . . . . . . . .            8,925         161
                                                      ---------------------------------------

  Cash, end of period . . . . . . . . . . . . . .               90         120          90
                                                      =======================================

   The accompanying notes are an integral part of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2002


NOTES  TO  FINANCIAL  STATEMENTS

Knowledge Networks, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended March 31, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2001.

COMMON  STOCK  REVERSE  SPLIT

On February 15, 2002, the Board of Directors and Shareholders of the Company approved a one for ten (1:10) reverse split of its common stock. All presentations of shareholders' equity are presented as if the forward split had been effect since inception.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our plan of operation is unchanged from our annual report for the year ended December 31, 2001.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have enjoyed no revenues during the period covered by this report.

                           PART II: OTHER INFORMATION



ITEM  1.  LEGAL  PROCEEDINGS.  None.

ITEM  2.  CHANGES  IN  SECURITIES.  None.

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM 5. OTHER INFORMATION. On February 14, 2002, we approved a reverse split of 1:10 such that for every ten shares owned one share shall be issued. More information about our share issuance history and the effect of this and previous forward and reverse splits, of our common stock, is provided in our last annual report on Form 10-KSB, for the year ended December 31, 2001.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                            KNOWLEDGE NETWORKS, INC.

Dated:  May  20,  2002     by




                              /s/ Marlen L. Roepke
                                  Marlen L. Roepke
                                  Officer/Director