Form 10QSB
period 2002-06-30
KNOWLEDGE NETWORKS INC
filed 2002-08-12
CIK 1098590

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2002

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


As  of  June 30, 2002 Post-split Common shares issued and outstanding: 7,167,578


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]



                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and six months ended June 30, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                            KNOWLEDGE NETWORKS, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS

                                                          June 30,   December 31,
                                                            2002         2001
      ASSETS . . . . . . . . . . . . . . . . . . . . .   (Unaudited)

CURRENT ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $       180   $   8,925
Notes Receivable - Officer
Notes Receivable

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .          180       8,925

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $       180   $   8,925
                                                        ============  ==========


      LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable . . . . . . . . . . . . . . . . . . .  $   111,529   $  29,180
Accounts payable - related party . . . . . . . . . . .        5,978       5,978
Notes payable. . . . . . . . . . . . . . . . . . . . .       35,000      35,000

Total Liabilities. . . . . . . . . . . . . . . . . . .      152,507      70,158

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 7,167,578 shares
   and 7,167,578 shares respectively . . . . . . . . .        8,168       7,168

Additional Paid-In Capital . . . . . . . . . . . . . .      290,338     241,338

Accumulated Equity (Deficit) . . . . . . . . . . . . .     (450,833)   (309,739)

Total Stockholders' Equity . . . . . . . . . . . . . .     (152,327)    (61,233)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $       180   $   8,925
                                                        ============  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                          (a Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                  From
                                                                                             Inception on
                                                                                             December 16,
                                             For the three                For the six        1998 through
                                          months ended June 30       months ended June 30      June 30,
                                            2002         2001          2002         2001          2002
Revenues . . . . . . . . . . . . . . .  $       -0-   $      -0-   $       -0-   $      -0-   $       -0-

General and Administrative . . . . . .       39,930          -0-       141,094          -0-       141,094

Total Expenses . . . . . . . . . . . .       39,930          -0-       141,094          -0-       141,094

Net Loss from Operations . . . . . . .      (39,930)         -0-      (141,094)         -0-      (141,094)

Discontinued Operations:

Income (loss) from
    discontinued operations. . . . . .            0     (269,721)            0     (269,721)     (443,238)

Gain (loss) on disposal of operations.            0          -0-             0          -0-       133,499

Income (loss) from
    Discontinued Operation . . . . . .            0     (269,721)            0     (269,721)     (309,739)

Net Income (Loss). . . . . . . . . . .  $   (39,930)    (269,721)  $  (141,094)    (269,721)  $  (450,833)
                                        ============  ===========  ============  ===========  ============

Loss per Share:

  (Loss) from continuing operations. .        (0.00)           -         (0.00)           -         (0.00)
  (Loss) from discontinued operations.        (0.00)       (0.08)        (0.00)       (0.08)        (0.03)

Loss per Share . . . . . . . . . . . .  $     (0.00)  $    (0.08)  $     (0.00)  $    (0.08)  $     (0.03)
                                        ============  ===========  ============  ===========  ============

Weighted Average
    Shares Outstanding . . . . . . . .   71,675,780    3,425,777    71,675,780    3,425,777    17,050,003
                                        ============  ===========  ============  ===========  ============

                  The accompanying notes are an integral part
                         of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                          (a Development Stage Company)
                      STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                   From
                                                                               Inception on
                                                                               December 16,
                                                             For the seven      1998 through
                                                          months ended July 31,   July 31,
                                                          2002          2001        2002
  Operating Activities

  Net Income (Loss) . . . . . . . . . . . . . . .  $     (141,094)  $(269,721)  $(450,833)
  Adjustments to reconcile net loss to
      net cash provided by operations
      Issuance of stock for services. . . . . . .          50,000           0     170,342
      Forgiveness of debt . . . . . . . . . . . .               0           0      49,984
      Bad debt. . . . . . . . . . . . . . . . . .               0           0      11,154
      Increase in accounts payable                         82,349     262,569     125,538
    Increase in accounts payable -related party.                0           0       5,978

  Net cash flows used Operations. . . . . . . . .          (8,745)     (7,152)    (87,837)

  Cash flows used in Investment Activities
    Cash payments for notes receivable. . . . . .               0    (405,769)    (63,993)

  Net Cash used in Investment Activities. . . . .               0    (405,769)    (63,993)

  Cash Flows from Financing Activities
    Cash received from notes payable. . . . . . .               0     412,880      35,000
    Cash received from subscriptions receivable .               0           0       9,800
    Cash received from spin-off . . . . . . . . .               0           0       3,710
    Issuance of stock for cash. . . . . . . . . .               0           0     103,500

  Net Cash Flows from Financing Activities. . . .               0     412,880     152,010

  Net increase (decrease) in cash . . . . . . . .          (8,745)        (41)        180

  Cash, beginning of period . . . . . . . . . . .           8,925         161           0

  Cash, end of period . . . . . . . . . . . . . .             180         120         180
                                                   =======================================

                  The accompanying notes are an integral part
                         of these financial statements.

                            KNOWLEDGE NETWORKS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2002

NOTES  TO  FINANCIAL  STATEMENTS

Knowledge Networks, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended June 30, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2001.

COMMON  STOCK  REVERSE  SPLIT

On February 15, 2002, the Board of Directors and Shareholders of the Company approved a one for ten (1:10) reverse split of its common stock. All presentations of shareholders' equity are presented as if the forward split had been effect since inception.

COMMON  STOCK  ISSUED  FOR  SERVICES  RENDERED

In June 2002, the Board of Directors and Shareholders of the Company approved an issuance of 1,000,000 shares of common stock in exchange for services rendered which were valued at $50,000 (or $.05 per share).

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our plan of operation is unchanged from our annual report for the year ended December 31, 2001.
Conditions are not currently favorable to capital formation or the launch of operations.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have enjoyed no revenues during the periods covered by this report or corresponding periods during the previous fiscal year.

                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.  None.

ITEM  2.  CHANGES  IN  SECURITIES.  None.

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                            KNOWLEDGE NETWORKS, INC.

Dated:  August  8,  2002               by




                              /s/ Marlen L. Roepke
                                Marlen L. Roepke
                                Officer/Director