Form 10QSB
period 2002-09-30
KNW NETWORKS INC
filed 2002-11-15
CIK 1098590

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2002

                         Commission File Number: 0-30565



                               KNW Networks, Inc.
                      (formerly Knowledge Networks, Inc.)


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


As of September 30, 2002 Post-split Common shares issued and outstanding:
7,167,578


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]



                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and nine months ended September 30, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                               KNW Networks, Inc.
                      (formerly Knowledge Networks, Inc.)
                          (a Development Stage Company)
                                 BALANCE SHEETS

                                                       September 30, December 31,
                                                            2002         2001
---------------------------------------------------------------------------------
                                                        (Unaudited)
                                                        ASSETS
CURRENT ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $         0   $   8,925
Notes Receivable - Officer
Notes Receivable

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .            0       8,925
                                                        ------------  ----------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $         0   $   8,925
                                                        ============  ==========


      LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable . . . . . . . . . . . . . . . . . . .  $   140,607   $  29,180
Accounts payable - related party . . . . . . . . . . .        5,978       5,978
Notes payable. . . . . . . . . . . . . . . . . . . . .       35,000      35,000
                                                        ------------  ----------

Total Liabilities. . . . . . . . . . . . . . . . . . .      181,585      70,158
                                                        ------------  ----------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 7,167,578 shares
   and 7,167,578 shares respectively . . . . . . . . .        3,623       2,389

Additional Paid-In Capital . . . . . . . . . . . . . .      376,816     246,117

Accumulated Equity (Deficit) . . . . . . . . . . . . .     (562,024)   (309,739)
                                                        ------------  ----------

Total Stockholders' Equity . . . . . . . . . . . . . .     (181,585)    (61,233)
                                                        ------------  ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $         0   $   8,925
                                                        ============  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                               KNW Networks, Inc.
                      (formerly Knowledge Networks, Inc.)
                          (a Development Stage Company)
                      STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                          From
                                                                      Inception on
                                                    For the nine      December 16,
                                                   months ended       1998 through
                                                     September 30,     September 30,
                                                  2002        2001        2002
----------------------------------------------------------------------------------
Operating Activities

Net Income (Loss) . . . . . . . . . . . . . .  ($252,285)  $(728,911)  $(562,024)
Adjustments to reconcile net loss to
    net cash provided by operations
    Issuance of stock for services. . . . . .    131,933      70,000     252,275
    Forgiveness of debt . . . . . . . . . . .          0           0      49,984
Bad debt. . . . . . . . . . . . . . . . . . .          0           0      11,154
Increase in accounts payable. . . . . . . . .    111,427     658,750     154,616
Increase in accounts payable -related party.          0           0       5,978
                                               ----------  ----------  ----------

Net cash flows used Operations. . . . . . . .     (8,925)       (161)    (88,017)

Cash flows used in Investment Activities
Cash payments for notes receivable. . . . . .          0           0     (63,993)
                                               ----------  ----------  ----------

Net Cash used in Investment Activities. . . .          0           0     (63,993)

Cash Flows from Financing Activities
Cash received from notes payable. . . . . . .          0           0      35,000
Cash received from subscriptions receivable .          0           0       9,800
Cash received from spin-off . . . . . . . . .          0           0       3,710
Issuance of stock for cash. . . . . . . . . .          0           0     103,500
                                               ----------  ----------  ----------

Net Cash Flows from Financing Activities. . .          0           0     152,010

Net increase (decrease) in cash . . . . . . .     (8,925)       (161)          0

Cash, beginning of period . . . . . . . . . .      8,925         161           0
                                               ----------  ----------  ----------

Cash, end of period . . . . . . . . . . . . .          0           0           0
                                               ==========  ==========  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                               KNW Networks, Inc.
                      (formerly Knowledge Networks, Inc.)
                          (a Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                              From
                                                                                         Inception on
                                             For the three            For the nine        December 16,
                                             months ended             months ended        1998 through
                                             September 30,            September 30,      September 30,
                                           2002         2001        2002         2001         2002
-----------------------------------------------------------------------------------------------------
Revenues . . . . . . . . . . . . . . .  $       0    $      0    $       0    $       0    $      0
                                        -----------  ----------  -----------  -----------  ----------
General and Administrative . . . . . .     111,101          0       249,868           0      249,868
                                        -----------  ----------  -----------  -----------  ----------
Total Expenses . . . . . . . . . . . .     111,101          0       249,868           0      249,868
                                        -----------  ----------  -----------  -----------  ----------
Net Loss from Operations . . . . . . .    (111,101)         0      (249,868)          0     (249,868)
                                        -----------  ----------  -----------  -----------  ----------

Discontinued Operations:

Income (loss) from
    discontinued operations. . . . . .           0    (263,551)           0     (728,911)   (443,238)

Gain (loss) on disposal of operations.           0          0             0           0      133,499
                                        -----------  ----------  -----------  -----------  ----------
Income (loss) from
    Discontinued Operation . . . . . .           0    (263,551)           0     (728,911)   (309,739)
                                        -----------  ----------  -----------  -----------  ----------
Net Income (Loss). . . . . . . . . . .  $ (111,101)   (263,551)  $ (249,868)    (728,911)  $(559,607)
                                        ===========  ==========  ===========  ===========  ==========

Loss per Share:
  (Loss) from continuing operations. .       (0.04)          -        (0.09)           -       (0.52)
  (Loss) from discontinued operations.           -       (0.35)           -        (0.36)      (0.65)
                                        -----------  ----------  ----------- ------------  ----------
Loss per Share . . . . . . . . . . . .  $    (0.04)  $   (0.35)  $    (0.09)  $    (0.36)  $   (0.65)
                                        ===========  ==========  ===========  ===========  ==========
Weighted Average
    Shares Outstanding . . . . . . . .   3,042,816     755,218    2,641,207    2,016,366     858,808
                                        ===========  ==========  ===========  ===========  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                               KNW Networks, Inc.
                      (formerly Knowledge Networks, Inc.)
                          (A Development Stage Company)
                  Notes to the Unaudited Financial Statements
                               September 30, 2002


NOTES  TO  FINANCIAL  STATEMENTS

Knowledge Networks, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended September 30, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2001.

COMMON  STOCK  REVERSE  SPLIT

On February 14, 2002, the Board of Directors and Shareholders of the Company approved a one for ten (1:10) reverse split of its common stock. On September 18, 2002, the Board of Directors and Shareholders of the Company approved a one for three (1:3) reverse split of its common stock. All presentations of shareholders' equity are presented as if the reverse splits had been effect since inception.

COMMON  STOCK  ISSUED  FOR  SERVICES  RENDERED

In June 2002, the Board of Directors and Shareholders of the Company approved an issuance of 566,666 shares of common stock in exchange for services rendered which were valued at $50,000 (or $.09 per share). In September 2002, the Board of Directors and Shareholders of the Company approved an issuance of 666,668 shares of common stock in exchange for services rendered which were valued at $81,933 (or $.12 per share).

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (i) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our plan of operation is unchanged from our annual report for the year ended December 31, 2001.
Conditions are not currently favorable to capital formation or the launch of operations.

 (ii) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have enjoyed no revenues during the periods covered by this report or corresponding periods during the previous fiscal year.

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None.

ITEM  2.  CHANGES  IN  SECURITIES.  None.

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None.

ITEM  6B.  FORMS  8-K.

     Date of Report: September 24, 2002: Reported a 10 for 1 reverse split of our common stock. There has been no change of control in connection with these changes. On September 18, 2002, the 10 for 1 reverse split took affect.

     Date of Report: October 15, 2002: While there has been no change of management, Rudolfo Silva has acquired majority control of this corporation, effective this day. Mr. Silva has taken no role in management to date. Please refer to our Form 14F. On October 11, 2002, at 11:00 a.m., the following shareholder action was taken: to authorize a further 5 to 1 reverse split of our common stock. The effective date of the 5:1 Reverse Split was October 23, 2002.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                            KNW Networks, Inc.

Dated:  November  14,  2002

                                       by


                              /s/ Marlen L. Roepke
                                Marlen L. Roepke
                                Officer/Director

--------------------------------------------------------------------------------

                                    EXHIBIT A
                 CERTIFICATION(S) PURSUANT TO 18 USC SECTION 1350

--------------------------------------------------------------------------------

                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350


      Marlen L. Roepke, Officer/Director of this Registrant Company, hereby certify(s), to the best of my (our) knowledge and belief:

     In connection with this Quarterly Report on Form 10-QSB, dated November 14, 2002, I/we


(1)This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2)The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.


Certification  Dated: November 14, 2002

                               /s/Marlen L. Roepke
                                Marlen L. Roepke
                             Sole Officer / Director