Form 10KSB
period 2002-12-31
KNW NETWORKS INC
filed 2003-04-01
CIK 1098590

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the Year ended 12/31/03

                        Commission File Number: 000-30565

                               KNW NETWORKS, INC.

                                    formerly
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

As  of  December  31,  2002  Common  shares  issued  and  outstanding: 2,844,321

As of December 31, 2002, 1,885,989 shares of shares of Common Stock were held by non-affiliates, with a market value calculated at $660,096, based on closing low bid of $0.35 per share. Bid prices for thinly traded issues may be unreliable and subject to considerable volitivity on very modest volume.

Yes[X]   No[  ]  (Indicate  by  check  mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[ ] (Indicate by check mark whether if disclosure of delinquent filers (Section 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Transitional Small Business Disclosure Format (check one): yes [  ]  no [X]
                                         Exhibit  Index  is  found  on  page

INTRODUCTION                                                                   3

PART  I                                                                        3

ITEM  1.  Description  of  Business                                            3
      (a)  Historical  Information                                             3
      (b)  No  Acquisitions                                                    5
      (c)  No  Business  of  Registrant                                        5
      (d)  Financing  Plans                                                    5
      (e)  Planned  Acquisitions                                               5
      (f)  Employees                                                           5

ITEM  2.  Description  of  Property                                            5

ITEM  3.  Legal  Proceedings                                                   5

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          5

PART  II                                                                       6

ITEM  5.  Market  for  Common  Equity  and  Stockholder  Matters               6
      (a)  Market  Information                                                 6
      (b)  Holders                                                             6
      (c)  Dividends                                                           6
      (d)  Sales  of  Unregistered  Common  Stock  2002                        6

ITEM  6.  Management's  Discussion  and  Analysis  or Plan of Operation        7
      (a)  Plan  of  Operation  for  the  next  twelve  months                 7
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                          7

ITEM  7.  Financial  Statements                                                7
      (a)  Audit  Committee                                                    7
      (b)  Financial  Statements                                               8

ITEM  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                           8

PART  III                                                                      9

ITEM  9.  Directors and Executive Officers, Promoters and Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act             9

ITEM  10.  Executive  Compensation                                            10

ITEM  11.  Security Ownership of Certain Beneficial Owners and Management     10

ITEM  12.  Certain  Relationships  and  Related  Transactions                 11

ITEM  13.  Controls  and  Procedures                                          11
      (b)  Exhibits                                                           12
      (c)  Form  8-K  Reports                                                 12

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

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.

 (A)  HISTORICAL  INFORMATION.

     (1) FORM AND YEAR OF ORGANIZATION. Knowledge Networks, Inc. ("we, "us," or "our") was incorporated in the State of Nevada on December 23, 1998.

     The  following  lists  the  forward and reverse splits of our common stock,
since inception.     Shares are expressed in current amounts hereinafter, except as  noted  specifically.

          November  11,  2000:  1.333  for  1  forward.

          July  05,  2001:  1  for  10  reverse.

          February  14,  2002:  1  for  10  reverse.

          September  18,  2002:  1  for  3  reverse.

          October  11,  2002:  1  for  5  reverse.

     On or about October 15, 2002, we changed our name from Knowledge Networks, Inc. to KNW Networks, Inc.

     (2) ISSUANCES AND CANCELLATIONS OF SHARES. In the presentation which follows, the narrative describes the actual issuance, and the column on the right correlates current share amounts post all stock splits, forward and reverse.


             The Remainder of this Page is Intentionally left Blank

                 Narrative Description                     Current Share Amounts
--------------------------------------------------------------------------------

(1)  Initial issuance 8,020,000 pursuant to Section 4(2)
     of the Securities Act of 1933                                         7,127

(2)  980,000 for cash, at $0.01 per share, (Section 4(2)
     on or about  December  17,1998,  and  December  21,
     1998,  490,000  shares  each, to  two sophisticated
     affiliate  investors,  pursuant  to  Rule  504  of
     Regulation D.                                                           871

(3)  March 30, 1999, 1,035,000 shares of  common  stock,
     pursuant to Rule 504, at  $0.10  per  share  to  12
     sophisticated investors                                                 920

(4)  Same  date, 249,250 shares  of  common  stock  were
     issued,  at  $  0.10   per  share,  pursuant  to
     Regulation  D,  Rule  504,  as  compensation  for
     legal and professional services.                                        221

(5)  Same date, three individuals for  services  to  the
     Company, valued at $77.50, at $  0.001  per  share,
     77,500 shares pursuant to Section 4(2).                                  68

(6)  September  20,  2000,  25,338,000  shares to at par
     value  $0. 001  per  share,  pursuant  to  sec  4(2)                 22,517

(7a)  Cancel Affiliates Shares                                           (8,886)

(7b)  Cancel Affiliate Shares                                           (11,667)

(8)  Issue 50,000 shares  to  Jeff  issued  to  Officer,
     in 2000.                                                            333,333

(9)  7/18/01  issue  20,000,000  shares for services, at
     $0.48, to be Registered pursuant to 5 of the
     Securities Act of 1933, on Form S-8: as follows:                    133,333
     Shares issued in round up                                                 2
     Shares issued in round up                                            19,748

(10)  ISSUE    1,700,000    6/11/02 for reduction of debt at 0.44        113,334
(11)  ISSUE    50,666,668   9/20/02 for reduction of debt at 0.75        133,333
(12)  ISSUE    2,100,000   10/23/02 issued for services at 0.05        2,100,000
                                                                       ---------
                            12/31/02  Total Issued and Outstanding     2,844,254
                                                                       =========

 (B) NO ACQUISITIONS. We did not and will not acquire MPower Technologies, Inc, or proceed with the licensing agreement with Mpower, previously reported. We did not and will not acquire Proton Laboratories LLC.

 (C) NO BUSINESS OF REGISTRANT. We have no present business or productive assets. We may seek to find one or more profitable business opportunities when market and financial conditions are more favorable. We are substantially dormant at this time.

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

     None.

             The Remainder of this Page is Intentionally left Blank

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.

 (A) MARKET INFORMATION. We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our Company's Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Based upon standard reporting sources, the following information is provided:

                  --------------------------------------------
                  quarter     high bid     low bid      volume
                  --------------------------------------------
                  4th 2000       2.70        1.90      687,800
                  1st 2001       2.18        2.10      870,000
                  2nd 2001       2.90        0.31      520,000
                  3rd 2001       1.00        0.13      200,000
                  4th 2001       2.00        0.14      600,000
                  1st 2002       2.00        0.10    1,800,000
                  2nd 2002       2.25        0.75      155,160
                  3rd 2002       3.75        0.75      282,960
                  4th 2002       3.00        0.35      222,780
                  --------------------------------------------

     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. SOURCE: Bloomberg

 (B)  HOLDERS.   Management  calculates  that  the  approximate  number  of shareholders of record of the Company's Common Stock, as of December 31, 2002, was 31. The number of Beneficial Owners as of December 31, 2002 was believed to be over 100, taking into account shares held in Broker's accounts.

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

 (D)  SALES  OF  UNREGISTERED  COMMON  STOCK  2002.  None.

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Management's discussion and analysis is intended to be read in conjunction with our audited financial statements and the notes attached to them. The following statements may be forward looking in nature and actual results may differ from forward looking statements.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We do not expect any business activity in the period before January 1, 2003. We expect to remain substantially dormant for 2003.

     (1)  CASH  REQUIREMENTS  AND  OF  NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS.
None.

     (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

     (3)  EXPECTED  PURCHASE  OR  SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

     (4)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Our independent auditor has indicated the following material information in notes to our financial statements: first, our financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to commence or continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. While it is management's long-term plan to raise capital in order to define their business operations, thus creating necessary operating revenues. We have enjoyed no revenues since inception, and expect to remain dormant during 2003. We do not expect to engage in any capital formation activities or business operations, during 2003.

     We have virtually no cash and no other productive assets. We have enjoyed no revenues since inception. We have an accumulated deficit of $603,600.

     CAUTIONARY STATEMENT. There can be no assurance that we will be successful at any time in the future. We expect to remain dormant for the balance of 2003. Even in the event that we launch or acquire a business, there can be no assurance of our success, in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.


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

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2002 be included and filed with the Securities and Exchange Commission.

 (B) FINANCIAL STATEMENTS. Audited Financial Statements for years ended December 31, 2002 are provided as Attachment FK-02, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein. Our Statement of Operations have been selectively reproduced in the preceding Item 6 and discussed therein.


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

     It is important to bear in mind, that during this year 2002, we were not engaged in business operations, but preoccupied with reorganization efforts. The following disclosure reports those persons who served, however briefly, during the year covered by this Report.

     JAY ROBERGE, became our president effective December 6, 2000, in connection with a proposed acquisition which did not occur. No operations occurred during the period when Mr. Roberge was our nominal president. On April 23, 2001, shareholder action elected a new board of directors, consisting of a former officer as sole remaining officer/director.

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



                                                                   |    Long Term Compensation   |
                                                                   |-----------------------------|
                                       Annual Compensation         |        Awards      | Payouts|
                              |------------------------------------------------------------------|--------|
a . . . . . . . . .  b        |       c            d          e    |     f        g     |   h    |   i    |
----------------------------------------------------------------------------------------------------------|
Name. . . . . . . .                                                          Securities                   |
And . . . . . . . .                                          Other    Restric-   Under-          All Other|
Principal . . . .                                         .  Annual     Ted     Lying             Compen- |
Position. . . . . .                                          Compen-   Stock   Options    LTIP     Sation |
                                    Salary       Bonus     Sation ($)  Awards  SARs (#)  Payouts     ($)  |
                         Year         ($)         ($)                   ($)               ($)             |
----------------------------------------------------------------------------------------------------------|
Jeffrey  A.  Harry                                                                                        |
President/CEO                                                                                             |
 Apr. 23, 2001 - Feb. 7, 2002         0            0           0          0         0       0         0   |
                         2001         0            0           0     50,000         0       0         0   |
                         2000         0            0           0          0         0       0         0   |
                         1999         0            0           0          0         0       0         0   |
----------------------------------------------------------------------------------------------------------|
Jay  Roberge                                                                                              |
President/CEO                                                                                             |
Dec.  6,  2000  -                                                                                         |
Apr. 23, 2001            2002         0            0           0          0         0       0         0   |
                         2001         0            0           0          0         0       0         0   |
                         2000         0            0           0          0         0       0         0   |
                         1999         0            0           0          0         0       0         0   |
----------------------------------------------------------------------------------------------------------|
Marlen  L.  Roepke                                                                                        |
Sole  Officer/  Director                                                                                  |
Feb. 7 2002              2002         0            0           0          0         0       0         0   |
                         2001         0            0           0          0         0       0         0   |
                         2000         0            0           0          0         0       0         0   |
                         1999         0            0           0          0         0       0         0   |
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

      CERTAIN  BENEFICIAL  OWNERS  AND  OWNERS  OF  5%  OR  MORE

--------------------------------------------------------------------------------
    Name and Address of Beneficial Owner                       Share       % of
                Common Stock                                 Ownership    Total
--------------------------------------------------------------------------------
Marlen  L.  Roepke
1914  Agusta  #8
Houston  TX  77054                                         66,666           2.34
                                                         -----------------------
Officers and Directors as Group                            66,666           2.34

Eradio Diaz
Sun Tower #5
Avenida Ricardo J. Alfaro
Panama 5 Panama                                        20,000,000          87.55

Jeffrey  A.  Harry  (1)
20  Coral  Sea
Laguna  Niguel  CA  92677                                  33,333           1.17

Jena  Minnick  Harry  (1)
20  Coral  Sea
Laguna  Niguel  CA  92677                                  33,333           1.17

Fausto  Giannageli  R.
Aptdo  1767  Carmelitos
Caracas  Venezuela                                        475,000          16.70

Remo  Bardi
Aprtdo  571
San  Salvador  6  El  Salvador                            350,000          12.31
                                                         -----------------------
Total other 5% Owners                                     891,666          31.35
                                                         -----------------------
         Total all affiliates and 5% owners.              958,332          33.69
                                                         =======================
    Total Issued and Outstanding (for reference)        2,844,254         100.00
                                                        ========================


(1) Mr. Harry was our Officer from April 23, 2001 to February 7, 2002. Mr. and Mrs. Harry are husband and wife.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


                       ITEM 13.  CONTROLS AND PROCEDURES.

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based upon an evaluation under supervision and with the participation of our management, as of a date within 90 days of the filing date of this Annual Report on form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     CHANGES IN INTERNAL ACCOUNTING. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There wee no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon the assumptions about the likelihood of future events, and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

 (A)  ATTACHMENTS.

 (A)  Certification  pursuant  to  18  USC  Section  1350.

(A  99.1)  Audit  Committee  Report

(AFK-02) Audited Financial Statements for the years ended December 31, 2001, 2000 and from Inception.

 (B) EXHIBITS. Please see our Previous Annual Report on Form 10-KSB, for the year ended December 31, 2001, for Exhibits: (3.1) Articles of Incorporation; (3.2) By-Laws, incorporated herein by this reference.

 (C)  FORM  8-K  REPORTS.  None.

     PURSUANT TO THE REQUIREMENTS of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individually and in the capacities and on the date indicated.


                               KNW NETWORKS, INC.
Dated:  March  31,  2003     by

                              /s/ Marlen L. Roepke
                                Marlen L. Roepke

--------------------------------------------------------------------------------

                                  ATTACHMENT A

                 CERTIFICATION PURSUANT TO 18 USC SECTION 1350.

--------------------------------------------------------------------------------

                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350

In connection with this Annually Report on Form 10-KSB, I Marlen L. Roepke Sole Officer and Director of this Registrant Company, hereby certify, to the best of our knowledge and belief:

(1) This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.


 Dated:  March  31,  2003


                               /s/Marlen L. Roepke
                                Marlen L. Roepke
                               president/director

--------------------------------------------------------------------------------

                               ATTACHMENT AC-99.1

                             AUDIT COMMITTEE REPORT

--------------------------------------------------------------------------------

KNW Networks,Inc.
24843 Del Prado, Suite 318
Dana Point, CA 92629

Form  Type:  10-KSB

                                AUDIT  COMMITTEE  REPORT


     The Audit Committee of KNW Networks,Inc., Inc. ("KNW") is composed of the Corporation's Board of Directors. The members of the Committee are Marlene Roepke, Sole Officer / Director . The Committee recommended, subject to stockholder ratification, the selection of the Corporation's independent accountants.

     Management is responsible for the Corporation's internal controls and the financial reporting process. The independent accountants are responsible for performing an independent audit of the Corporation's consolidated financial statements in accordance with the generally accepted auditing standards and to issue a report thereon. The Committee's responsibility is to monitor and oversee these processes.

     In this context, the Committee has met and held discussions with management and the independent accountants. Management represented to the Committee that the Corporation's financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The Committee discussed with the independent accountants matters required to be discussed by the Statement on Auditing Standards No. 61.

     The Corporation's independent accountants also provided to the Committee the written disclosures required by Independence Standards Board Standard No. 1, and the Committee discussed with the independent accountant that firms independence.

     Based upon Committee's discussion with management and the independent accountants and the Committee's review of the representation of management and the report of the independent accountants to the Committee, the Committee recommended that the audited consolidated financial statements be included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

Dated:  March  31,  2003

/s/Marlen  L.  Roepke
Marlen  L.  Roepke
president/director

                               KNW NETWORKS, INC.
                       (formerly KNOWLEDGE NETWORKS, INC.)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

                                 C O N T E N T S


Independent  Auditor's  Report                         19

Balance  Sheets                                        20

Statements  of  Operations                             21

Statements  of  Stockholders'  Equity                  22-23

Statements  of  Cash  Flows                            24

Notes  to  the  Financial  Statements                  25-29

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders of KNW Networks, Inc
(formerly  Knowledge  Networks,  Inc.)
(A  Development  Stage  Company)

We have audited the accompanying balance sheets of KNW Networks, Inc. (formerly Knowledge Networks, Inc.) (a development stage company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and from inception on December 16, 1998 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KNW Networks, Inc. (formerly Knowledge Networks, Inc.) (a development stage company) as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 and from inception on December 16, 1998 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


/s/Chisholm  &  Associates
Chisholm  &  Associates
North  Salt  Lake,  Utah
March  5,  2003

                               KNW NETWORKS, INC.
                       (formerly KNOWLEDGE NETWORKS, INC.)
                                 Balance Sheets


                     ASSETS
                                                       December  31,
                                               2002                  2001
--------------------------------------------------------------------------------
CURRENT  ASSETS

     Cash                                  $          144     $          8,925

          Total  Current  Assets                      144                8,925
                                           ------------------------------------
          TOTAL  ASSETS                    $          144     $          8,925
                                           ====================================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES

     Accounts  payable                     $       58,973     $         29,180
     Accounts payable-related party (Note 4)        5,978                5,978
     Notes  payable  (Note  5)                     35,000               35,000
                                           ------------------------------------
          Total  Current  Liabilities              99,951               70,158
                                           ------------------------------------

STOCKHOLDERS'  EQUITY

     Common  stock,  authorized
      100,000,000  shares  of  $0.001  par  value,
      issued  and  outstanding  477,839
      2,844,254  shares,  respectively             2,845                   478
     Additional  paid-in  capital                500,948               248,028
     Retained  earnings  (deficit)              (603,600)             (309,739)
                                           ------------------------------------

          Total  Stockholders'  Equity           (99,807)              (61,233)
                                           ------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $     144           $     8,925
                                           ====================================

  The accompanying notes are an integral part of these financial statements.

                               KNW NETWORKS, INC.
                       (formerly KNOWLEDGE NETWORKS, INC.)
                          (A Development Stage Company)
                            Statements of Operations

                                                                            From
                                                                       Inception  on
                                                                       December  16,
                                     For  the  Year  Ended             1998  Through
                                           December  1,                December  31,
                                     2002              2001                 2002
-------------------------------------------------------------------------------------
REVENUES                        $           0     $           0     $              0
                                -----------------------------------------------------

EXPENSES
  General and administrative          293,861                0               293,861
                                -----------------------------------------------------
          Total  Expenses                   0                0                     0
                                -----------------------------------------------------
INCOME  (LOSS)  FROM  OPERATIONS:    (293,861)               0              (293,861)
                                -----------------------------------------------------

DISCONTINUED  OPERATIONS:
  Income (loss) from
   discontinued operations                  0          (314,877)            (443,238)
     Gain  (loss)  on
       disposal  of  operations             0           133,499              133,499
                                -----------------------------------------------------
     Income (Loss) from Discontinued
           Operation                        0          (181,378)            (309,739)
                                -----------------------------------------------------
NET  (LOSS)                     $    (293,861)     $   (181,378)     $      (603,600)
                                =====================================================

NET  LOSS  PER  SHARE:
 (Loss) from continuing
     operations                 $       (0.29)      $         0      $         (0.97)
     (Loss)  from  discontinued
     operations                             0             (0.25)               (1.02)
                                -----------------------------------------------------

          Loss  Per  Share      $       (0.29)      $     (0.25)     $         (1.99)
                                =====================================================
Weighted  average
    shares  outstanding               986,961           711,253              302,962
                                =====================================================

  The accompanying notes are an integral part of these financial statements.

                               KNW NETWORKS, INC.
                       (formerly KNOWLEDGE NETWORKS, INC.)
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                                      Additional         Retained
                                             Common  Stock               Paid            Earnings
                                         Shares         Amount        In  Capital        (Deficit)
---------------------------------------------------------------------------------------------------

Balance  at  inception  -
 December  16,  1998                      7,127     $           7     $      8,013     $         0

Shares  issued  for
 subscriptions  receivable
 at  $11.25  per  share                     871                 1            9,799               0

Spin  off  adjustment  (Note  1)              0                 0            6,844               0

Net  loss  for  the  period  ended
 December  31,  1998                          0                 0                0         (11,209)
                                      -------------------------------------------------------------

Balance,  December  31, 1998              7,998                 8           24,656         (11,209)

Shares  issued  for  cash  at
 $112.50  per  share                        920                 1          103,499               0

Shares  issued  for  services
 at  $112.79  per  share                    221                 0           24,926               0

Shares  issued  for  services
 at $1.15 per share                          68                 0               78               0

Net  loss  for  the  year  ended
 December  31,  1999                          0                 0               0          (72,381)
                                      -------------------------------------------------------------

Balance,  December 31, 1999               9,207                 9         153,159          (83,590)

Shares  issued  for  services
 at  $1.13  per  share                   22,517                23          25,315                0

Cancellation  of  shares                 (8,886)              (9)               9                0

Net  loss  for  the  year  ended
 December  31,  2000                          0                0                0          (44,771)
                                      -------------------------------------------------------------

Balance,  December  31,  2000            22,838     $         23     $    178,483     $   (128,361)
                                      -------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

                               KNW NETWORKS, INC.
                       (formerly KNOWLEDGE NETWORKS, INC.)
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                                      Additional         Retained
                                             Common  Stock               Paid            Earnings
                                         Shares         Amount        In  Capital        (Deficit)
---------------------------------------------------------------------------------------------------

Balance,  December  31,  2000            22,838     $          23     $    178,483     $  (128,361)

Shares  issued  for  services
 at  $0.15  per  share                  133,333               133           19,867               0

Shares  issued  for  services
 at  $0.15  per  share                  333,333               333           49,667               0

Cancellation  of  shares                (11,667)              (11)              11               0

Shares  issued  in  round-up                  2                 0                0               0

Net  loss  for  the  year  ended
 December  31,  2001                          0                 0                0        (181,378)
                                       ------------------------------------------------------------

Balance,  December  31,  2001           477,839               478          248,028        (309,739)

Shares  issued  in  round  up            19,748                20              267               0

Shares  issued  for  reduction
 of  debt  at  $0.44  per  share        113,334               114           49,886               0

Shares  issued  for  reduction
 of  debt  at  $0.75  per  share        133,333               133           99,867               0

Shares  issued  for  services
 at $0.05 per share                   2,100,000             2,100          102,900               0

Net  loss  foe  the  year  ended
 December  31,  2002                          0                 0                0        (293,861)
                                       ------------------------------------------------------------

Balance,  December  31, 2002          2,844,254     $       2,845     $    500,948     $  (603,600)
                                      =============================================================

  The accompanying notes are an integral part of these financial statements.

                               KNW NETWORKS, INC.
                       (formerly KNOWLEDGE NETWORKS, INC.)
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                      From
                                                                                 Inception  on
                                                                                 December  16,
                                               For  the Year Ended               1998 Through
                                                    December 31,                   December 31,
                                             2002                  2001                2002
------------------------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES

Net  loss                                $     (293,861)     $     (181,378)     $     (603,600)
Adjustments to reconcile net loss
to net cash provided by operations:
Stock  issued  for  services                    105,287              70,000             225,629
Stock issued for satisfaction of payables       150,000              49,984             199,984
Bad  debt                                             0                   0              11,154
Increase  in  accounts  payable                  29,793              29,180              72,982
Increase in accounts payable-related party            0               5,978               5,978
                                         -------------------------------------------------------

Net Cash Flows Used in Operating Activities     (8,7810)            (26,236)            (87,873)
                                         -------------------------------------------------------

CASH  FLOWS  USED  IN  INVESTMENT  ACTIVITIES

Cash  payments  for  notes  receivable                0                   0             (63,993)
                                         -------------------------------------------------------
Net Cash Used in Investment Activities                0                   0             (63,993)
                                         -------------------------------------------------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Cash  received  from  notes  payable                  0              35,000              35,000
Cash  received  from  subscriptions  receivable       0                   0               9,800
Cash  received  from  spin-off  (Note  1)             0                   0               3,710
Issuance of stock for cash                            0                   0             103,500
                                         -------------------------------------------------------

Net  Cash  Flows  from  Financing  Activities         0              35,000             152,010
                                         -------------------------------------------------------

NET  INCREASE  (DECREASE)  IN  CASH              (8,781)              8,764                 144

CASH,  BEGINNING  OF  YEAR                        8,925                 161                   0
                                         -------------------------------------------------------

CASH,  END  OF  YEAR                     $          144     $         8,925     $           144
                                         =======================================================

  The accompanying notes are an integral part of these financial statements.

                               KNW NETWORKS, INC.
                       (formerly KNOWLEDGE NETWORKS, INC.)
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                          From
                                                                      Inception  on
                                                                      December  16,
                                          For  the Year Ended          1998 Through
                                              December 31,             December 31,
                                        2002              2001            2002
-----------------------------------------------------------------------------------
SUPPLEMENTAL  CASH  FLOW  INFORMATION

     Cash  Paid  for:
          Interest                   $         0     $           0     $         0
          Taxes                      $         0     $           0     $         0

SUPPLEMENTAL  NON-CASH  INFORMATION

During January 2001, the Company forgave an officer of the Company of a $63,993 note receivable.

During January 2001, the Company was forgiven of debt in the amount of $14,009 from Intrepid International, Inc., a service provider.

During July 2001, the Company issued 133,333 shares of common stock for services valued at $20,000 of which 46,666 shares were issued to an officer of the Company.

          During July 2001, the Company issued 333,333 shares of common stock for services valued at $50,000, to an officer of the Company.

     During  June  2002,  the  Company issued 113,334 shares of common stock for
satisfaction  of  payables      in  the  amount  of  $50,000.

     During September 2002, the Company issued 133,333 shares of common satisfaction of payables in  the  amount  of  $100,000.

     During October 2002, the Company issued 2,100,000 shares of common stock for services valued at
     $105,000.

          Fraction shares in the amount of 19,748 were issued as a result of a 10:1, 3:1, and 5:1 reverse stock splits during the year ended December 31, 2002.

                               KNW NETWORKS, INC.
                       (formerly KNOWLEDGE NETWORKS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     a.  Organization

KNW Networks, Inc., ("the Company") is a Nevada corporation organized on December 16, 1998. The Company was created on this date through a spin off of the operations and assets to the shareholders of Knowledge Networks Acquisitions, Inc. The Company specialized in Microsoft consulting and training as well as telecommunications consulting, training and outsourcing.

     b.  Accounting  Method

The  Company  recognizes income and expenses on the accrual basis of accounting.

     c.  Earnings  (Loss)  Per  Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                                                      From
                                                                 Inception  on
                                                                 December  16,
                                      For  the  Years  Ended     1998  Through
                                           December  31,         December  31,
                                       2002              2001        2002
------------------------------------------------------------------------------

     Numerator  -  loss  from
      continuing  operations     $    (293,861)     $         0    $ (293,861)

     Numerator  -  loss  from
      discontinued  operations               0         (181,378)     (309,739)
                                  --------------------------------------------

     Denominator  -  weighted
      average  number  of  shares
      outstanding                      986,961          711,253       302,962
                                  ===========================================

     Loss  per  share:

  Loss from continuing operations    $   (0.29)    $          0    $   (0.97)

  Loss from discontinued operations          0            (0.25)       (1.02)
                                     ----------------------------------------

     Loss  per  share                $   (0.29)    $      (0.25)   $   (1.99)
                                     ========================================

                               KNW NETWORKS, INC.
                       (formerly KNOWLEDGE NETWORKS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     d.  Cash  and  Cash  Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision  for  Income  Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $603,600 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2019. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Accordingly, per FASB 109, the potential tax benefits of the loss carryforwards are offset by the valuation of the same amount.

Deferred tax assets and the valuation account is as follows at December 31, 2002 and 2001.

                                              December  31,
                                      2002                   2001
------------------------------------------------------------------------
     Deferred  tax  asset:
          NOL  carryforward     $     205,224          $     105,300
     Valuation  allowance            (205,224)              (105,300)
                                -------------------------------------
     Total                      $           0          $           0
                                =====================================

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

                               KNW NETWORKS, INC.
                       (formerly KNOWLEDGE NETWORKS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE  3  -     COMMON  STOCK

During  February  2001,  the  Company  canceled  11,667  shares of common stock.

During June 2001, the Company authorized a 10 for 1 reverse split. The financial statements have been retroactively restated to reflect the reverse split.

During July 2001, the Company issued 133,333 shares of common stock for services valued at $20,000 of which 46,666 shares were issued to an officer of the Company.

During July 2001, the Company issued 333,333 shares of common stock for services valued at $50,000 to an officer of the Company

     During June 2002, the Company issued 113,334 shares of common stock for forgiveness of debt in the amount of $50,000.

     During September 2002, the Company issued 133,333 shares of common stock for forgiveness of debt in the amount of $100,000.

     During October 2002, the Company issued 2,100,000 shares of common stock for services valued at $105,000.

     Fraction shares in the amount of 19,748 were issued as a result of a 10:1, 3:1, and 5:1 reverse stock splits during the year ended December 31, 2002.

     During February 2002, the Company authorized a 10 for 1 reverse split. The financial statements have been retroactively restated to reflect the reverse split.

     During September 2002, the Company authorized a 3 for 1 reverse split. The financial statements have been retroactively restated to reflect the reverse split.

     During October 2002, the Company authorized a 5 for 1 reverse split. The financial statements have been retroactively restated to reflect the reverse split.

NOTE  4  -     RELATED  PARTY  TRANSACTIONS

     During 1999, $63,993 was paid to an officer the Company. The note is payable upon demand with no provision for interest.

During  2000,  sales  of  $55,000  were  to  a  shareholder.

During 2000, 22,517 shares of common stock were issued to officers and shareholders for consulting services of $25,338.

                               KNW NETWORKS, INC.
                       (formerly KNOWLEDGE NETWORKS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE  4  -RELATED  PARTY  TRANSACTIONS  (Continued)

     During 2000, services were performed by a shareholder. The balance payable at December 31, 2000 is $14,009

     During January 2001, the Company forgave an officer, of a $63,993 note receivable

During July 2001, the Company issued 333,333 and 133,333 shares of common stock valued at $50,000 and $20,000 to two officers of the Company.


NOTE  5  -     NOTES  PAYABLE

     On December 14, 2001, the Company entered into a note payable agreement with Patagonia Commercial. S.A. in the amount of $35,000. The note bears no interest and is due December 2002. As of December 31,2002, no payments have been made on the note.

NOTE  6  -     SUBSEQUENT  EVENTS

     On January 6, 2003, the Company approved to issue 20,000,000 shares of common stock for services rendered.