Form 10QSB
period 2003-03-31
KNW NETWORKS INC
filed 2003-05-15
CIK 1098590

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2003

Commission File Number: 0-30565

KNW Networks, Inc.

(formerly Knowledge Networks, Inc )

Nevada	91-2014670
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

24843 Del Prado, Suite 318, Dana Point, CA	92629
(Address of principal executive offices)	(Zip Code)

(949) 487-7295
Registrant's telephone number, including area code

As of March 31, 2003 the Total Issued and Outstanding was 22,844,254

Transitional Small Business Disclosure Format (check one): yes ☐ no ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

   The financial statements, for the three months ended March 31, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page 1

Item 2. Discussion and Analysis or Plan of Operation .

( a ) Plan of Operation for the next twelve months . Our plan of operation is unchanged from our annual report for the year ended December 31, 2002. Conditions are not currently favorable to capital formation or the launch of operations.

( b ) Discussion and Analysis of Financial Condition and Results of Operations . We have enjoyed no revenues during the periods covered by this report or corresponding periods during the previous fiscal year.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities. None.

Item 3. Defaults on Senior Securities. None.

Item 4. Submission of Matters to Vote of Security Holders . None

Item 5. Other Information . None.

Item 6a. Exhibits.
   A.       Certification(s) Pursuant to 18 USC Section 1350;
   99.1    Section 302 Certification

Item 6b. Forms 8-K. None.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2003 , has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

KNW Networks, Inc.

Dated: May 14, 2003    by

/s/ Marlen L. Roepke
Marlen L. Roepke
Officer/Director

Exhibit A

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

      CERTIFICATION OF CUSTODIAN

 In connection with the Quarterly Report of KNW Networks, Inc. a Nevada corporation (the "Company"), on 10-QSB for the March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Marlen L. Roepke, Sole Officer Director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of  the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material  respects, the financial condition and results of operations of the Company.

Dated: May 14, 2003    by

/s/ Marlen L. Roepke
Marlen L. Roepke
Officer/Director

Exhibit 99.1

Section 302 Certification

   CERTIFICATIONS PURSUANT TO SECTION 302

      I, Marlen L. Roepke , certify that:

1. I have reviewed this quarterly report on Form 10-QSB of KNW Networks, Inc. ;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003    by

/s/ Marlen L. Roepke
Marlen L. Roepke
Officer/Director

Page 6

KNW NETWORKS, INC.
(formerly KNOWLEDGE NETWORKS, INC.)
(a Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2003	2002
ASSETS
CURRENT ASSETS

Cash	$81	$144
Notes Receivable - Officer
Notes Receivable

TOTAL CURRENT ASSETS	81	144

TOTAL ASSETS	$81	$144

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable	$78,130	$58,973
Accounts payable - related party	5,978	5,978
Notes payable	35,000	35,000

Total Liabilities	119,108	99,951

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
shares; issued and outstanding, 2,844,254 shares
and 22,844,254 shares respectively	22,845	2,845

Additional Paid-In Capital	880,948	500,948

Accumulated Equity (Deficit)	(1,022,820)	(603,600)

Total Stockholders' Equity	(119,027)	(99,807)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$81	$144

The accompanying notes are an integral part of these financial statements.

Page 7

KNW NETWORKS, INC.
(formerly KNOWLEDGE NETWORKS, INC.)
(a Development Stage Company)
STATEMENTS OF OPERATIONS

			From
			Inception on
	From January	From January	December 16,
	1, 2003 to	1, 2002 to	1998 through
	March 31,	March 31,	December 31,
	2003	2002	2003

Revenues	$-0-		-0-

General and Administrative	419,220	101,164	713,081

Total Expenses	419,220	101,164	713,081

Net Loss from Operations	(419,220)	(101,164)	(713,081)

Discontinued Operations:

Income (loss) from discontinued operations	-0-	-0-	(443,238)

Gain (loss) on disposal of operations	-0-	-0-	133,499

Income (loss) from Discontinued Operation	-0-	-0-	(309,739)

Net Income (Loss)	$(419,220)	(101,164)	(1,022,820)

Net Loss per share:
(Loss) from continuing operations	$(0.02)	$(0.30)	$(2.35)
(Loss) from discontinued operations			(1.02)

Loss per Share	$(0.02)	$(0.30)	$(3.38)

Weighted Average
Shares Outstanding	21,288,698	7,167,592	302,962

The accompanying notes are an integral part of these financial statements.

Page 8

KNW NETWORKS, INC.
(formerly KNOWLEDGE NETWORKS, INC.)
(a Development Stage Company)
STATEMENTS OF CASH FLOWS

			From
			Inception on
	From January	From January	December 16,
	1, 2003 to	1, 2002 to	1998 through
	March 31,	March 31,	December 31,
	2003	2002	2003
Operating Activities
Net Income (Loss)	$(419,220)	$(101,164)	$(1,022,820)
Adjustments to reconcile net loss to
net cash provided by operations
Issuance of stock for services	400,000	0	625,629
Forgiveness of debt	0	0	199,984
Bad debt			11,154
Increase in accounts payable	19,157	92,329	92,139
Increase in accounts payable -related paarty	0	0	5,978

Net cash flows used Operations	(63)	(8,835)	(87,936)

Cash flows used in Investment Activities
Cash payments for notes receivable			(63,993)

Net Cash used in Investment Activities			(63,993)

Cash Flows from Financing Activities
Cash received from notes payable	0	0	35,000
Cash received from subscriptions receivable			9,800
Cash received from spin-off			3,710
Issuance of stock for cash			103,500

Net Cash Flows from Financing Activities	0	0	152,010

Net increase (decrease) in cash	(63)	(8,835)	81

Cash, beginning of period	144	8,925

Cash, end of period	81	90	81

Cash Paid For:
Interest	$0	$0	$0
Taxes	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

Non-Cash Financing and Investing Transactions:

In January 2001, the Company forgave an officer of the Company of a $63,993 note receivable.

In January 2001, the Company was forgiven of debt in the amount of $14,009 from Intrepid International, Inc.

In July 2001, the Company issued 133,333 shares of its common stock for services valued at $20,000

In July 2001, the Company issued 333,333 shares of common stock to an officer of the Company for

In June 2002, the Company issued 113,334 shares of its common stock for payables valued at $50,000.

In September 2002, the Company issued 133,333 shares of its common stock for payables valued at $100,000.

In October 2002, the Company issued 2,100,000 shares of its common stock for services valued at $105,000.

In January 2003, the Company issued 20,000,000 shares of its common stock for services valued at $400,000.

Fractional shares in the amount of 19,748 wer issued as a result of a 10:1, 3:1, and 5:1 reverse stock splits

Page 9

KNW NETWORKS, INC.
(formerly Knowledge Networks, Inc.)
(A Development Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2003

NOTES TO FINANCIAL STATEMENTS

KNW Networks, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended March 31, 2003, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2002.

COMMON STOCK ISSUED FOR SERVICES RENDERED

In January 2003, the Board of Directors and Shareholders of the Company approved an issuance of 20,000,000 shares of common stock in exchange for services rendered which were valued at $400,000 (or $.02 per share).

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

Page 10