Form 10QSB
period 2003-06-30
KNW NETWORKS INC
filed 2003-08-14
CIK 1098590

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2003

Commission File Number: 0-30565

KNW Networks, Inc.

(formerly Knowledge Networks, Inc )

Nevada	91-2014670

(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

24843 Del Prado, Suite 318, Dana Point, CA	92629

(Address of principal executive offices)	(Zip Code)
(949) 487-7295
Registrant's telephone number, including area code

As of June 30, 2003 the Total Issued and Outstandin was 22,844,254

Transitional Small Business Disclosure Format (check one): yes [ ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months ended June 30, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Item 2. Discussion and Analysis or Plan of Operation .

( a ) Plan of Operation for the next twelve months . Our plan of operation is unchanged from our annual report for the year ended December 31, 2002. Conditions are not currently favaorable to capital formation or the launch of operations.

( b ) Discussion and Analysis of Financial Condition and Results of Operations . We have enjoyed no revenues during the periods covered by this report or corresponding periods during the previous fiscal year.

PART II: OTHER INFORMATION

Item 1. Legal Procedings. None.

Item 2. Changes in Securities. None.

Item 3. Defaults on Senior Securities. None.

Item 4. Submission of Matters to Vote of Security Holders . None

Item 5. Other Information . None.

Item 6. Exibits/Forms 8-K .

31.     Section 302 Certification

32.    Ceritification(s) Pursuant to 18 USC Section 1350;

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2003 , has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

KNW Networks, Inc.

Dated: August 14, 2003
  by

/s/ Marlen L. Roepke
Marlen L. Roepke
Officer/Director

Exhibit 31

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

Dated: August 14, 2003
 by

/s/ Marlen L. Roepke
Marlen L. Roepke
Officer/Director

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

In connection with the Quarterly Report of KNW Networks, Inc. a Nevada corporation (the "Company"), on 10-QSB for the June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Marlen L. Roepke, Sole Officer Director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2003
by

/s/ Marlen L. Roepke
Marlen L. Roepke
Officer/Director

KNW Networks, Inc.

Financial Statements

June 30, 2003

F - 1

KNW Networks, Inc.
(a Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2003	2002

ASSETS	(Unaudited)
Current Assets
Cash	$50	$144

Total Current Assets	50	144

Property & Equipment, Net	-	-

Total Assets	$50	$144

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$92,100	$58,973
Notes Payable - Related Party	5,978	5,978
Notes Payable	35,000	35,000

Total Current Liabilities	133,078	99,951

Total Liabilities	133,078	99,951

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
2,844,254 and 22,844,254 shares issued and outstanding respectively	22,845	2,845
Additional Paid in Capital	880,948	500,948
Accumulated Deficit	(1,036,821)	(603,600)

Total Stockholders' Equity	(133,028)	(99,807)

Total Liabilities and Stockholders' Equity	$50	$144

The accompanying notes are an integral part of these financial statements.

F - 2

KNW Networks, Inc.
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the six	For the six	For the three	For the three	From Inception on
	months ended	months ended	months ended	months ended	December 16, 1998
	June 30,	June 30,	June 30,	June 30,	thru June 30,
	2003	2002	2003	2002	2003

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General & Administrative	433,221	141,094	14,001	39,930	727,082

Total Operating Expenses	433,221	141,094	14,001	39,930	727,082

Operating Income (Loss) before discontinued operations	(433,221)	(141,094)	(14,001)	(39,930)	(727,082)

(Loss) from discontinued operations	-	-	-	-	(443,238)
(Loss) from disposal of discontinued operations	-	-	-	-	133,499

Net (loss) from operations	(433,221)	(141,094)	(14,001)	(39,930)	(1,036,821)

Other Income (Expense)
Impairment Loss					-
Miscellaneous Income	-	-	-	-	-
Interest Expense	-	-	-	-	-

Total Other Income (Expense)	-	-	-	-	-

Net Income (Loss)	$(433,221)	$(141,094)	$(14,001)	$(39,930)	$(1,036,821)

Net Income (Loss) Per Share	$(0.02)	$(0.00)	$(0.00)	$(0.00)	$(1.79)

Weighted Average Shares Outstanding	22,070,773	71,675,780	22,844,254	71,675,780	578,399

The accompanying notes are an integral part of these financial statements.

F - 3

KNW Networks, Inc.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From inception on
	For the six months ended		December 16, 1998
	June 30,		June 30,
	2003	2002	2003

Cash Flows from Operating Activities

Net Income (Loss)	$(433,221)	$(141,094)	$(1,036,821)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense	-	-	11,154
Stock Issued for Services	400,000	50,000	625,629
Forgivenees of debt	-	-	199,984
Change in Assets and Liabilities	-	-	-
(Increase) in Accounts Payable -related	-	-	5,978
Increase (Decrease) in Accounts Payable and Accrued Expenses	33,127	82,349	106,109

Net Cash Provided(Used) by Operating Activities	(94)	(8,745)	(87,967)

Cash Flows from Investing Activities
Cash paid for Accounts Receivable	-	-	(63,993)

Net Cash Provided (Used) by Investing Activities	-	-	(63,993)

Cash Flows from Financing Activities
Cash received from notes payable	-	-	35,000
Cash received from subscription receivable	-	-	9,800
Cash received from spin-off	-	-	3,710
Common stock issued for cash	-	-	103,500

Net Cash Provided(Used) by Financing Activities	-	-	152,010

Increase (Decrease) in Cash	(94)	(8,745)	50

Cash and Cash Equivalents at Beginning of Period	144	8,925	-

Cash and Cash Equivalents at End of Period	50	180	$50

Cash Paid For:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

F - 4

KNW Networks, Inc.
Notes to the Financial Statements
June 30, 2003

GENERAL

KNW Networks, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three and six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

F - 5