Form 10QSB
period 2003-09-30
KNW NETWORKS INC
filed 2003-11-13
CIK 1098590

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003

Commission File Number: 0-30565

KNW Networks, Inc.

(formerly Knowledge Networks, Inc )

Nevada	91-2014670

(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

24843 Del Prado, Suite 318, Dana Point, CA	92629

(Address of principal executive offices)	(Zip Code)
(949) 487-7295
Registrant's telephone number, including area code

As of September 30, 2003 the Total Issued and Outstandin was 22,844,254

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months and nine months ended September 30, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 1

KNW Networks, Inc.

Financial Statements

September 30, 2003

Page - 2

KNW Networks, Inc.
(a Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2003	2002
ASSETS	(Unaudited)
Current Assets
Cash	$35	$144

Total Current Assets	35	144

Property & Equipment, Net	-	-

Total Assets	$35	$144

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$5,978	$58,973
Notes Payable - Related Party	104,497	5,978
Notes Payable	35,000	35,000

Total Current Liabilities	145,475	99,951

Total Liabilities	145,475	99,951

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
22,844,254 and 2,844,254 shares issued and outstanding respectively	22,845	2,845
Additional Paid in Capital	880,948	500,948
Accumulated Deficit	(1,049,233)	(603,600)

Total Stockholders' Equity	(145,440)	(99,807)

Total Liabilities and Stockholders' Equity	$35	$144

The accompanying notes are an integral part of these financial statements.

Page - 3

KNW Networks, Inc.
(a Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
	For the three	For the three	For the nine	For the nine	on December 16, 1998
	months ended September 30,	months ended September 30,	months ended September 30,	months ended September 30,	thru September 30,
	2003	2002	2003	2002	2003

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General & Administrative	7,117	111,101	438,736	252,285	739,700

Total Operating Expenses	7,117	111,101	438,736	252,285	739,700

Operating Income (Loss) before discontinued operations	(7,117)	(111,101)	(438,736)	(252,285)	(739,700)

(Loss) from discontinued operations	-	-	-	-	(443,238)
(Loss) from disposal of discontinued operations	-	-	-	-	133,499

Net (loss) from operations	(7,117)	(111,101)	(438,736)	(252,285)	(1,049,439)

Other Income (Expense)
Impairment Loss					-
Miscellaneous Income	-	-	-	-	-
Interest Expense	(5,294)	-	(6,897)	-	-

Total Other Income (Expense)	(5,294)	-	(6,897)	-	-

Net Income (Loss)	$(12,412)	$(111,101)	$(445,633)	$(252,285)	$(1,049,439)

Net Income (Loss) Per Share	$(0.00)	$(0.04)	$(0.02)	$(0.10)	$(1.81)

Weighted Average Shares Outstanding	22,845,000	3,042,816	22,845,000	2,641,207	578,399

The accompanying notes are an integral part of these financial statements.

Page - 4

KNW Networks, Inc.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From inception
	For the nine months ended September 30,		on December 16, 1998
	June 30,
	2003	2002	2003

Cash Flows from Operating Activities

Net Income (Loss)	$(445,633)	$(252,285)	$(1,049,439)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense	-	-	11,154
Stock Issued for Services	400,000	131,933	625,629
Forgivenees of debt	-	-	199,984
Change in Assets and Liabilities	-	-	-
(Increase) in Accounts Payable -related	98,519	-	5,978
Increase (Decrease) in Accounts Payable and Accrued Expenses	(52,995)	111,427	118,712

Net Cash Provided(Used) by Operating Activities	(109)	(8,925)	(87,982)

Cash Flows from Investing Activities
Cash paid for Accounts Receivable	-	-	(63,993)

Net Cash Provided (Used) by Investing Activities	-	-	(63,993)

Cash Flows from Financing Activities
Cash received from notes payable	-	-	35,000
Cash received from subscription receivable	-	-	9,800
Cash received from spin-off	-	-	3,710
Common stock issued for cash	-	-	103,500

Net Cash Provided(Used) by Financing Activities	-	-	152,010

Increase (Decrease) in Cash	(109)	(8,925)	35

Cash and Cash Equivalents at Beginning of Period	144	8,925	-

Cash and Cash Equivalents at End of Period	$35	$-	$35

Cash Paid For:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 5

KNW Networks, Inc.
Notes to the Financial Statements
September 30, 2003

GENERAL

KNW Networks, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three and nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Page - 6

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

Page - 7

Item 1. Legal Procedings. None.

Item 2. Changes in Securities. None.

Item 3. Defaults on Senior Securities. None.

Item 4. Submission of Matters to Vote of Security Holders . None

Item 5. Other Information . None.

Item 6. Exibits/Forms 8-K .

31.     Section 302 Certification

32.    Ceritification(s) Pursuant to 18 USC Section 1350;

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2003 , has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

KNW Networks, Inc.

Dated: November 11, 2003
 by

/s/ Marlen L. Roepke
Marlen L. Roepke
Officer/Director

Page - 8

Exhibit 31

Section 302 Certification

Page - 9

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

Dated: November 11, 2003
  by

/s/ Marlen L. Roepke
Marlen L. Roepke
Officer/Director

Page - 10

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 11

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

In connection with the Quarterly Report of KNW Networks, Inc. a Nevada corporation (the "Company"), on 10-QSB for the September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Marlen L. Roepke, Sole Officer Director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 11, 2003
by

/s/ Marlen L. Roepke
Marlen L. Roepke
Officer/Director

Page - 12