Form 10KSB
period 2003-12-31
KNW NETWORKS INC
filed 2004-03-30
CIK 1098590

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

As of December 31, 2003 Common shares issued and outstanding: 22,844,254

As of March 31, 2004 Common shares issued and outstanding: 1,522,950

As of December 31, 2003, 2,777,588 shares of shares of Common Stock were held by non-affiliates, with a market value calculated at $1,249,914, based on closing low bid of $0.45 per share. Bid prices for thinly traded issues may be unreliable and subject to considerable volitivity on very modest volume.

Yes[X] No[  ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[  ] (Indicate by check mark whether if disclosure of delinquent filers (§29.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Transitional Small Business Disclosure Format (check one):     yes [    ]     no [X]

Page - 1

CONTENTS

INTRODUCTION	3

PART I	3

ITEM 1. Description of Business	3
(a) Historical Information	3
(b) No Acquisitions	3
(c) No Business of Registrant	3
(d) Financing Plans	3
(e) Planned Acquisitions	3
(f) Employees	3

ITEM 2. Description of Property	3

ITEM 3. Legal Proceedings	3

ITEM 4. Submission of Matters to a Vote of Security Holders	3

PART II	4

ITEM 5. Market for Common Equity and Stockholder Matters	4
(a) Market Information	4
(b) Holders	4
(c) Dividends	4
(d) Sales of Unregistered Common Stock 2002	5

ITEM 6. Management's Discussion and Analysis or Plan of Operation	5
(a) Plan of Operation for the next twelve months	5
(b) Discussion and Analysis of Financial Condition and Results of Operations	5

ITEM 7. Financial Statements	6
(a) Audit Committee	6
(b) Financial Statements	6

ITEM 8. Changes In and Disagreements With Accountants
on Accounting and Financial Disclosure	6

PART III	7

ITEM 9. Directors and Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act	7

ITEM 10. Executive Compensation	8

ITEM 11. Security Ownership of Certain Beneficial Owners and Management	8

ITEM 12. Certain Relationships and Related Transactions	9

ITEM 13. Controls and Procedures	9
(b) Exhibits	10
(c) Form 8-K Reports	10

Page - 2

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

PART I

ITEM 1. Description of Business.

(a) Historical Information.

(1) Form and Year of Organization. Knowledge Networks, Inc., (?the Registrant?)("we, "us," or "our") was incorporated in the State of Nevada on December 23, 1998. On or about October 15, 2002, we changes our name from Knowledge Networks, Inc. to KNW Networks, Inc.

(2) Issuance and Cancellations of Shares. The history of our share issuance and cancellations is unchanged from our previous annual report. Please see Item 4 of this Part.

(b) No Business of Registrant. We have no present business or productive assets. We may seek to find one or more profitable business opportunities when market and financial conditions are more favorable. We are substantially dormant at this time.

(c) Financing Plans. None presently. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(d) Planned Acquisitions. None.

(e) Employees. We have one Officer/Director.

ITEM 2. Description of Property.

None.

ITEM 3. Legal Proceedings.

There are no legal proceedings pending, threatened or suspected, by or against our Corporation, as of the preparation of this Report.

ITEM 4. Submission of Matters to a Vote of Security Holders.

On February 12, 2004, an absolute majority of all shares issued and outstanding, and which would be entitled to vote at meeting of shareholders empowered and directed a Reverse Split of our common stock, fifteen shares to become one share. The Record date was the opening of business February 27, 2004 and Date of Entitlement ("Execution Date") was the close of business February 26, 2004. The split was pursuant to a mandatory share exchange and resulted in a new trading symbol.

Page - 3

PART II

ITEM 5. Market for Common Equity and Stockholder Matters.

(a) Market Information. We have one class of securities, Common Voting Equity Shares (?Common Stock?). Our Company's Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Based upon standard reporting sources, the following information is provided:

quarter	high bid	low bid	volume

4th 2000	2.70	1.90	687,800
1st 2001	2.18	2.10	870,000
2nd 2001	2.90	0.31	520,000
3rd 2001	1.00	0.13	200,000
4th 2001	2.00	0.14	600,000
1st 2002	2.00	0.10	1,800,000
1st 2002	2.00	0.10	1,800,000
2nd 2002	2.25	0.75	155,160
3rd 2002	3.75	0.75	282,960
4th 2002	3.00	0.35	222,780
1st 2003	3.00	1.10	168,100
2nd 2003	2.00	1.01	92,620
3rd 2003	1.05	0.51	725,100
4th 2003	0.55	0.45	15,142,740

The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. SOURCE: Yahoo Fiance.

(b) Holders. Management calculates that the approximate number of shareholders of record of the Company's Common Stock, as of December 31, 2003 and currently, was believed to be over 100, taking into account shares held in Broker's accounts.

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

(d) Sales of Unregistered Common Stock 2003.  On January 7, 2003, we sold 20,000,000 (pre-2004 reverse) new investment shares, for $2,500.00 cash, pursuant to Section 4(2) of the 1933 Act, to a single investor, who, by reason of the amount of the issuance becane an affiliate of our corporation.

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

(b) Discussion and Analysis of Financial Condition and Results of Operations.

Our independent auditor has indicated the following material information in notes to our financial statements: first, our financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to commence or continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. While it is management's long-term plan to raise capital in order to define their business operations, thus creating necessary operating revenues. We have enjoyed no revenues since inception, and expect to remain dormant during at least part of 2004. We do not expect to engage in any capital formation activities or business operations, during the first half of 2004. Conditions applicable to the second half of 2004 have not been determined. We have virtually no cash and no other productive assets. We have enjoyed no revenues since inception. We have an accumulated deficit of $1,057,235.

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

Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2003 be included and filed with the Securities and Exchange Commission.

(b) Financial Statements. Audited Financial Statements for years ended December 31, 2002 are provided as Attachment FK-03, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein.

ITEM 8. Changes In and Disagreements With Accountants
on Accounting and Financial Disclosure.

None.

The Remainder of this Page is Intentionally left Blank

Page - 4

PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.

April 4, 2002 Marlen L. Roepke was appointed as the sole director and elected President and Treasurer respectively; following which, Raymond J. McNamee retired from all corporate offices.

Marlen L. Roepke (58) was Director, Customer Account Management, Thinktanks Worldwide.com, Houston, Texas (4/00-8/01); Director Service Delivery, Sprint Enterprise Network Services, Houston, Texas (5/98-4/00); Director, Systems Integration, MCI Systemhouse Corporation, Houston, Texas (5/94-5/98); Manager, Product Support, Oracle Corporation, Houston, Texas (5/93-5/94); Vice President, Systems Integration, The Technology Group, Inc., Houston Texas (4/87-5/93); Director, Information Resources, Texas Municipal Power Agency, Bryan Texas (8/85-4/87); Manager, Information Services, Skytop Brewster, Houston Texas (5/77-6/79); Manager Data Administration, Cameron Iron Works, Houston Texas (4/75-5/77); and he earned his BA, Business Administration, University of Minnesota, in accounting, in 1965.

The Remainder of this Page is Intentionally left Blank

Page - 5

ITEM 10. Executive Compensation.

During 2001, management has devoted only an insubstantial amount of time to date, on the affairs of this corporation. No compensation has been accrued or paid during 2001, nor has any plan of compensation been adopted as of this time.

					Long Term Compensation
		Annual Compensation			Awards		Payouts
a Name and Principal Position	b Year	c Salary ($)	d Bonus ($)	e Other Annual Compen-sation ($)	f Restric-ted Stock Awards ($)	g Securi-ties Under- lying Options SARs (#)	h LTIP Payouts ($)	i All Other Compen-sation ($)
Jeffrey A. Harry President/CEO Apr. 23, 2001 - Feb. 7, 2002	2002	0	0	0		0	0	0
	2001	0	0	0	50,000	0	0	0
	2000	0	0	0	0	0	0	0
	1999	0	0	0	0	0	0	0

Jay Roberge President/CEO Dec. 6, 2000 - Apr. 23, 2001	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0
	2000	0	0	0	0	0	0	0
	1999	0	0	0	0	0	0	0

Marlen L. Roepke Sole Officer/ Director Feb. 7, 2002	2003	0	0	0	0	0	0	0
	2002	0	0	0	66,666	0	0	0
	2001	0	0	0	0	0	0	0
	2000	0	0	0	0	0	0	0
	1999	0	0	0	0	0	0	0

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

Page - 6

Certain Beneficial Owners and Owners of 5% or more

Name and Address of Beneficial Owner Common Stock	Share Ownership	% of Total

Marlen L. Roepke 1914 Agusta #8 Houston TX 77054	66,666	0.29

Officers and Directors as Group	66,666	0.29

Eradio Diaz Sun Tower # 5 Avenida Ricardo J. Alfaro Panama 5 Panama	20,000,000	87.55
Total other 5% Owners	20,000,000	87.55
Total all affiliates and 5% owners.	20,066,666	87.84

Total Issued and Outstanding (for reference)	22,844,254	100.00
Less All affiliates	20,066,666	87.84

Total Non-Affiliate Shares	2,777,588	12.16

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

(a) Attachments.

(31) Ceritification pursuant to 302.

(32) Ceritification pursuant to 1350.

(A 99.1) Audit Committee Report

(AFK-02) Audited Financial Statements for the years ended December 31, 2003, 2002 and from Inception.

(b) Exhibits. Please see our Previous Annual Report on Form 10-KSB, for the year ended December 31, 2001, for Exhibits: (3.1) Articles of Incorporation; (3.2) By-Laws, incorporated herein by this reference.

(c) Form 8-K Reports. None.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and individualy and in the capacities and on the date indicated.

Knowledge Networks, Inc.
Dated: March 31, 2004    by

/s/ Marlen L. Roepke
Marlen L. Roepke

Page - 7

Exhibit 31

Page - 8

CERTIFICATIONS PURSUANT TO SECTION 302

   I, Marlen L. Roepke, certify that:

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

Dated: March 29, 2004

by

/s/ Marlen L. Roepke
Marlen L. Roepke

Page - 9

Exhibit 32

Page - 10

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

In connection with this Annualy Report on Form 10-KSB, I Marlen L. Roepke Sole Officer and Director of this Registrant Company, hereby certifiy, to the best of our knowledge and belief:

(1)   This report fully complies with with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this reprot fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.

Dated: March 31, 2004

/S/Marlen L. Roepke
Marlen L. Roepke
president/director

Page - 11

Attachment AC-99.1

Audit Committe Report

Page - 12

KNW Networks
24843 Del Prado, Suite 318
Dana Point, CA 92629
Form Type: 10-KSB

AUDIT COMMITTEE REPORT

The Audit Committee of KNW Networks, Inc., is composed of the Corporation's Board of Directors. The members of the Committee is Marlen Roepke. The Committee recommended, subject to stockholder ratification, the selection of the Corporation's independent accountants.

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

Dated: March 31, 2004

/S/Marlen L. Roepke
Marlen L. Roepke
president/director

Page - 13

KNW NETWORKS, INC.
(formerly KNOWLEDGE NETWORKS, INC.)
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2003 and 2002

Page - 14

C O N T E N T S

Independent Auditor’s Report

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to the Financial Statements

Page - 15

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of
KNW Networks, Inc
(formerly Knowledge Networks, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of KNW Networks, Inc. (formerly Knowledge Networks, Inc.) (a development stage company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002 and from inception on December 16, 1998 through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KNW Networks, Inc. (formerly Knowledge Networks, Inc.) (a development stage company) as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 and from inception on December 16, 1998 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal assets and all revenues are from a shareholder. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson
Chisholm, Bierwolf & Nilson
Bountiful, Utah
February 12, 2004

Page - 16

KNW NETWORKS, INC.
(formerly KNOWLEDGE NETWORKS, INC.)
Balance Sheets

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash	$26	$144
Total Current Assets	26	144

TOTAL ASSETS	$26	$144

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,223	$5,978
Accounts payable - related party (Note 4)	112,245	58,973
Notes payable (Note 5)	35,000	35,000

Total Current Liabilities	153,468	99,951

STOCKHOLDERS’ EQUITY
Common stock, authorized
100,000,000 shares of $0.001 par value,
issued and outstanding 22,844,254 and
2,844,254 shares, respectively	22,845	2,845
Additional paid-in capital	880,948	500,948
Retained earnings (deficit)	(1,057,235)	(603,600)

Total Stockholders’ Equity	(153,442)	(99,807)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26	$144

           The accompanying notes are an integral part of these financial statements.

Page - 17

KNW NETWORKS, INC.
(formerly KNOWLEDGE NETWORKS, INC.)
 (A Development Stage Company)
Statements of Operations

			From
			Inception on
	For the Year Ended		December 16,
	December 31,		1998 Through
	2003	2002	2003
REVENUES	$-	$-	$-

EXPENSES
General and administrative	453,635	293,861	747,496

Total Expenses	453,635	293,861	747,496

INCOME (LOSS) FROM OPERATIONS:	(453,635)	(293,861)	(747,496)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	-	-	(443,238)
Gain (loss) on disposal of operations	-	-	133,499

Income (Loss) from Discontinued
Operation	-	-	(309,739)

NET (LOSS)	$(453,635)	$(293,861)	$(1,057,235)

NET LOSS PER SHARE:
(Loss) from continuing operations	$(0.02)	$(0.29)	$(0.16)
(Loss) from discontinued operations	-	-	(0.07)

Loss Per Share	$(0.02)	$(0.29)	$(0.23)

Weighted average shares outstanding	21,145,624	986,961	4,438,838

The accompanying notes are an integral part of these financial statements.

Page - 18

KNW NETWORKS, INC.
(formerly KNOWLEDGE NETWORKS, INC.)
(A Development Stage Company)
 Statements of Stockholders’ Equity

			Additional	Retained
	Common Stock		Paid	Earnings
	Shares	Amount	In Capital	(Deficit)
Balance at inception -
December 16, 1998	7,127	$7	$8,013	$-

Shares issued for
subscriptions receivable
at $11.25 per share	871	1	9,799	-

Spin off adjustment (Note 1)	-	-	6,844	-

Net loss for the period ended
December 31, 1998	-	-	-	(11,209)

Balance, December 31, 1998	7,998	8	24,656	(11,209)

Shares issued for cash at
$112.50 per share	920	1	103,499	-

Shares issued for services
at $112.79 per share	221	-	24,926	-

Shares issued for services
at $1.15 per share	68	-	78	-

Net loss for the year ended
December 31, 1999	-	-	-	(72,381)

Balance, December 31, 1999	9,207	9	153,159	(83,590)

Shares issued for services
at $1.13 per share	22,517	23	25,315	-

Cancellation of shares	(8,886)	(9)	9	-

Net loss for the year ended
December 31, 2000	-	-	-	(44,771)

Balance, December 31, 2000	22,838	$23	$178,483	$(128,361)

The accompanying notes are an integral part of these financial statements.

Page - 19

KNW NETWORKS, INC.
(formerly KNOWLEDGE NETWORKS, INC.)
(A Development Stage Company)
Statements of Stockholders’ Equity (Continued)

			Additional
			Paid-In
			Capital	Retained
	Common Stock		(Discount on	Earnings
	Shares	Amount	Stock)	(Deficit)

Balance, December 31, 2000	22,838	$23	$178,483	$(128,361)

Shares issued for services
at $0.15 per share	133,333	133	19,867	-

Shares issued for services
at $0.15 per share	333,333	333	49,667	-

Cancellation of shares	(11,667)	(11)	11	-

Shares issued in round-up	2	-	-	-

Net loss for the year ended
December 31, 2001	-	-	-	(181,378)

Balance, December 31, 2001	477,839	478	248,028	(309,739)

Shares issued in round up	19,748	20	267	-

Shares issued for reduction
of debt at $0.44 per share	113,334	114	49,886	-

Shares issued for reduction
of debt at $0.75 per share	133,333	133	99,867	-

Shares issued for services
at $0.05 per share	2,100,000	2,100	102,900	-

Net loss for the year ended
December 31, 2002	-	-	-	(293,861)

Balance, December 31, 2002	2,844,254	$2,845	$500,948	$(603,600)

Shares issued for services
at $0.02 per share	20,000,000	$20,000	$380,000	-

Net loss for the year ended
December 31, 2002	-	-	-	(453,635)

Balance, December 31, 2002	22,844,254	$22,845	$880,948	$(1,057,235)

The accompanying notes are an integral part of these financial statements.

Page - 20

KNW NETWORKS, INC.
(formerly KNOWLEDGE NETWORKS, INC.)
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			December 16,
	For the Year Ended		1998 Through
	December 31,		December 31,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(453,635)	$(293,861)	$(1,057,235)
Adjustments to reconcile net loss to net cash
provided by operations:
Stock issued for services	400,000	105,287	625,629
Stock issued for satisfaction of payables	-	150,000	199,984
Bad debt	-	-	11,154
Increase in accounts payable	245	29,793	20,232
Increase in accounts payable - related party	53,272	-	112,245

Net Cash Flows Used in Operating Activities	(118)	(8,781)	(87,991)

CASH FLOWS USED IN INVESTMENT ACTIVITIES

Cash payments for notes receivable	-	-	(63,993)

Net Cash Used in Investment Activities	-	-	(63,993)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from notes payable	-	-	35,000
Cash received from subscriptions receivable	-	-	9,800
Cash received from spin-off (Note 1)	-	-	3,710
Issuance of stock for cash	-	-	103,500

Net Cash Flows from Financing Activities	-	-	152,010

NET INCREASE (DECREASE) IN CASH	(118)	(8,781)	26
CASH, BEGINNING OF YEAR	144	8,925	-

CASH, END OF YEAR	$26	$144	$26

The accompanying notes are an integral part of these financial statements.

Page - 21

KNW NETWORKS, INC.
(formerly KNOWLEDGE NETWORKS, INC.)
(A Development Stage Company)
Statements of Cash Flows (Continued)

			From
			Inception on
			December 16,
	For the Year Ended		1998 Through
	December 31,		2003
	2003	2002	December 31,
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

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

During January 2003, the Company issued 20,000,000 shares of common stock for services valued at $400,000, to an officer of the Company.

The accompanying notes are an integral part of these financial statements.

Page - 22

KNW NETWORKS, INC.
(formerly KNOWLEDGE NETWORKS, INC.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

KNW Networks, Inc., (“the Company”) is a Nevada corporation organized on December 16, 1998. The Company was created on this date through a spin off of the operations and assets to the shareholders of Knowledge Networks Acquisitions, Inc. The Company specialized in Microsoft consulting and training as well as telecommunications consulting, training and outsourcing.

b. Accounting Method

The Company recognizes income and expenses on the accrual basis of accounting.

c. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

			From
			Inception on
			December 16,
	For the Years Ended		1998 Through
	December 31,		December 31,
	2003	2002	2003

Numerator - loss from
continuing operations	$(453,635)	$-	$(747,496)
Numerator - loss from
discontinued operations	-	(181,378)	(309,739)

Denominator - weighted
average number of shares
outstanding	21,145,624	711,253	4,438,838

Loss per share:
Loss from continuing operations	$(0.02)	$-	$(0.16)
Loss from discontinued operations	-	(0.25)	(0.07)

Loss per share	$(0.02)	$(0.25)	$(0.23)

Page - 23

KNW NETWORKS, INC.
(formerly KNOWLEDGE NETWORKS, INC.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e. Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,057,235 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2019. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Accordingly, per FASB 109, the potential tax benefits of the loss carryforwards are offset by the valuation of the same amount.

Deferred tax assets and the valuation account is as follows at December 31, 2003 and 2002.

	December 31,
	2003	2002
Deferred tax asset:
NOL carryforward	$359,460	$205,224
Valuation allowance	(359,460)	(205,224)
Total	$-	$-

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

NOTE 2 -   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to remain in the development stage until a profitable opportunity is found. The Company has minimal expenses and will be funded by shareholders during the coming year.

Page - 24

KNW NETWORKS, INC.
(formerly KNOWLEDGE NETWORKS, INC.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003 and 2002

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

During January 2003, the Company issued 20,000,000 shares of common stock for services valued at $400,000.

NOTE 4 -   RELATED PARTY TRANSACTIONS

During 1999, $63,993 was paid to an officer the Company. The note is payable upon demand with no provision for interest.
During 2000, sales of $55,000 were to a shareholder.

During 2000, 22,517 shares of common stock were issued to officers and shareholders for consulting services of $25,338.

Page - 25

KNW NETWORKS, INC.
(formerly KNOWLEDGE NETWORKS, INC.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 4 -RELATED PARTY TRANSACTIONS (Continued)

During 2000, services were performed by a shareholder. The balance payable at December 31, 2000 is $14,009

During January 2001, the Company forgave an officer, of a $63,993 note receivable

During July 2001, the Company issued 333,333 and 133,333 shares of common stock valued at $50,000 and $20,000 to two officers of the Company.

NOTE 5 -   NOTES PAYABLE

On December 14, 2001, the Company entered into a note payable agreement with Patagonia Commercial.S.A. in the amount of $35,000. The note bears no interest and is due December 2002. As of December 31,2003, no payments have been made on the note.

Page - 26