Form 10QSB
period 2004-03-31
KNW NETWORKS INC
filed 2004-05-17
CIK 1098590

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2004

Commission File Number: 0-30565

KNW Networks, Inc.

(formerly Knowledge Networks, Inc)

Nevada                                    91-2014670
(Jurisdiction of Incorporation)                     (I.R.S. Employer Identification No.)

24843 Del Prado, Suite 318, Dana Point, CA                                     92629
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (949) 487-7295

As of March 31, 2004 the Total Issued and Outstanding was 2,373,020

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

Page - 1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months ended March 31, 2004, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 2

KNW Networks, Inc.

Financial Statements

March 31, 2004

Page - 3

KNW Networks, Inc.
(a Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2004	2003
ASSETS	(Unaudited)

Current Assets
Cash	$7	$26

Total Current Assets	7	26

Property & Equipment, Net	-	-

Total Assets	$7	$26

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$6,223	$6,223
Notes Payable - Related Party	82,223	112,245
Notes Payable	35,000	35,000

Total Current Liabilities	123,446	153,468

Total Liabilities	123,446	153,468

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
22,844,254 and 2,844,254 shares issued and outstanding respectively	2,373	22,845
Additional Paid in Capital	1,026,175	880,948
Accumulated Deficit	(1,151,987)	(1,057,235)

Total Stockholders' Equity	(123,439)	(153,442)

Total Liabilities and Stockholders' Equity	$7	$26

The accompanying notes are an integral part of these financial statements.

Page - 4

KNW Networks, Inc.
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the three	For the three	From Inception
	months ended	months ended	on December 16, 1998
	March 31,	March 31,	thru March 31,
	2004	2003	2004

Revenues	$-	$-	$-

Operating Expenses
General & Administrative	91,601	419,220	839,097

Total Operating Expenses	91,601	419,220	839,097

Operating Income (Loss) before discontinued operations	(91,601)	(419,220)	(839,097)

(Loss) from discontinued operations	-	-	(443,238)
(Loss) from disposal of discontinued operations	-	-	133,499

Net (loss) from operations	(91,601)	(419,220)	(1,148,836)

Other Income (Expense)
Impairment Loss			-
Miscellaneous Income	-	-	-
Interest Expense	(3,396)	-	(3,396)

Total Other Income (Expense)	(3,396)	-	(3,396)

Net Income (Loss)	$(94,997)	$(419,220)	$(1,152,232)

Net Income (Loss) Per Share	$(0.06)	$(5.21)	$(3.14)

Weighted Average Shares Outstanding	1,571,876	80,446	366,501

The accompanying notes are an integral part of these financial statements.

Page - 5

KNW Networks, Inc.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From inception
	For the three months ended		on December 16, 1998
	to March 31,		March 31,
	2004	2003	2004

Cash Flows from Operating Activities

Net Income (Loss)	$(94,997)	$(419,220)	$(1,152,232)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense	-	-	11,154
Stock Issued for Services	-	400,000	625,629
Forgivenees of debt	-	-	199,984
Change in Assets and Liabilities	-	-	-
(Increase) in Accounts Payable -related	-	19,157	20,232
Increase (Decrease) in Accounts Payable and Accrued Expenses	94,978	-	207,223

Net Cash Provided(Used) by Operating Activities	(19)	(63)	(88,010)

Cash Flows from Investing Activities
Cash paid for Accounts Receivable	-	-	(63,993)

Net Cash Provided (Used) by Investing Activities	-	-	(63,993)

Cash Flows from Financing Activities
Cash received from notes payable	-	-	35,000
Cash received from subscription receivable	-	-	9,800
Cash received from spin-off	-	-	3,710
Common stock issued for cash	-	-	103,500

Net Cash Provided(Used) by Financing Activities	-	-	152,010

Increase (Decrease) in Cash	(19)	(63)	7

Cash and Cash Equivalents at Beginning of Period	26	144	-

Cash and Cash Equivalents at End of Period	7	81	$7

Cash Paid For:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 6

KNW Networks, Inc.
Notes to the Financial Statements
March 31, 2004

GENERAL

KNW Networks, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes, and note 1) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

Note 1: Stockholders Equity

On February 27, 2004, the company did a 15 to 1 reverse split on common stock, and in the month of March issued 850,000 shares of common stock for services.

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

Page - 7

Item 2. Discussion and Analysis or Plan of Operation.

(a) Plan of Operation for the next twelve months. Our plan of operation is unchanged from our annual report for the year ended December 31, 2003. Conditions are not currently favaorable to capital formation or the launch of operations.

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

Item 6. Exibits/Forms 8-K.

31.    Section 302 Certification

32.   Ceritification(s) Pursuant to 18 USC Section 1350;

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2004, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

KNW Networks, Inc.

Dated: May 14, 2004                                        by

/s/ Marlen L. Roepke
Marlen L. Roepke
Officer/Director

Page - 8

Exhibit 31

Section 302 Certification

Page - 9

   CERTIFICATIONS PURSUANT TO SECTION 302

   I, Marlen L. Roepke, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of KNW Networks, Inc.;

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

Dated: May 14, 2004                        by

/s/ Marlen L. Roepke
Marlen L. Roepke
Officer/Director

Page - 10

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 11

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of KNW Networks, Inc. a Nevada corporation (the "Company"), on 10-QSB for March 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Marlen L. Roepke, Sole Officer Director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) ofthe Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all materialrespects, the financial condition and results of operations of the Company.

Dated: May 14, 2004                         by

/s/ Marlen L. Roepke
Marlen L. Roepke
Officer/Director

Page - 12