Form 10QSB
period 2004-06-30
KNW NETWORKS INC
filed 2004-08-19
CIK 1098590

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2004

Commission File Number: 0-30565

Austin Chalk Oil and Gas, Ltd.

formerly KNW Networks, Inc.

Nevada                    91-2014670
(Jurisdiction of Incorporation)       ( I.R.S. Employer Identification No.)

5868 Westheimer, Houston, TX                  77057
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (713) 780-7633

As of June 30, 2004 the Total Issued and Outstanding was 96,410,354

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

Page - 1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months and six months ended June 30, 2004, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 2

Austin Chalk Oil & Gas LTD

(Formerly KNW Networks, Inc.)

Financial Statements

June 30, 2004

Page - 3

Austin Chalk Oil & Gas, LTD
(Formerly KNW Networks, Inc.)
(a Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2004	2003
ASSETS	(Unaudited)
Current Assets
Cash	$75,392	$26

Total Current Assets	75,392	26

Other Assets
Investment Oil Properties	74,500	-

Total Other Assets	74,500	-

Total Assets	$149,892	$26

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$-	$6,223
Notes Payable - Related Party	12,632	112,245
Notes Payable	-	35,000

Total Current Liabilities	12,632	153,468

Total Liabilities	12,632	153,468

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
96,410,535 and 22,844,254 shares issued and outstanding respectively	96,411	22,845
Additional Paid in Capital	1,230,051	880,948
Accumulated Deficit	(1,179,187)	(1,057,235)
Subscriptions Receivable	(10,015)

Total Stockholders' Equity	137,260	(153,442)

Total Liabilities and Stockholders' Equity	$149,892	$26

The accompanying notes are an integral part of these financial statements.

Page - 4

Austin Chalk Oil & Gas, LTD
(Formerly KNW Networks, Inc.)
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the six	For the six	For the three	For the three	From Inception
	months ended	months ended	months ended	months ended	on December 16, 1998
	June 30,	June 30,	June 30,	June 30,	thru June 30,
	2004	2003	2004	2003	2004

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General & Administrative	118,556	433,221	26,955	14,001	866,052

Total Operating Expenses	118,556	433,221	26,955	14,001	866,052

Operating Income (Loss) before discontinued operations	(118,556)	(433,221)	(26,955)	(14,001)	(866,052)

(Loss) from discontinued operations	-	-	-	-	(443,238)
(Loss) from disposal of discontinued operations	-	-	-	-	133,499

Net (loss) from operations	(118,556)	(433,221)	(26,955)	(14,001)	(1,175,791)

Other Income (Expense)
Impairment Loss					-
Miscellaneous Income	-	-	-	-	-
Interest Expense	(3,396)	-	-	-	(3,396)

Total Other Income (Expense)	(3,396)	-	-	-	(3,396)

Net Income (Loss)	$(121,952)	$(433,221)	$(26,955)	$(14,001)	$(1,179,187)

Net Income (Loss) Per Share	$(0.00)	$(0.02)	$(0.00)	$(0.00)	$(0.33)

Weighted Average Shares Outstanding	30,448,030	22,070,773	56,180,434	22,844,254	3,547,161

The accompanying notes are an integral part of these financial statements.

Page - 5

Austin Chalk Oil & Gas, LTD
(Formerly KNW Networks, Inc.)
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From inception
	For the six months ended		on December 16,
	June 30,	to June 30,	1998
	2004	2003	2004
Cash Flows from Operating Activities

Net Income (Loss)	$(121,952)	$(433,221)	$(1,179,187)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense	-	-	11,154
Stock Issued for Services	-	400,000	625,629
Stock issued for forgiveness of debt	242,669	-	442,653
Change in Assets and Liabilities	-	-	-
(Increase) in Accounts Recievable	-
(Increase) in Accounts Payable -related	(134,613)	33,127	(114,381)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(6,223)	-	106,022

Net Cash Provided(Used) by Operating Activities	(20,119)	(94)	(108,110)

Cash Flows from Investing Activities
Cash paid for Oil Interests	(74,500)	-	(138,493)

Net Cash Provided (Used) by Investing Activities	(74,500)	-	(138,493)

Cash Flows from Financing Activities
Cash received from notes payable	-	-	35,000
Cash received from subscription receivable	-	-	9,800
Cash received from spin-off	-	-	3,710
Common stock issued for cash	169,985	-	273,485

Net Cash Provided(Used) by Financing Activities	169,985	-	321,995

Increase (Decrease) in Cash	75,366	(94)	75,392

Cash and Cash Equivalents at Beginning of Period	26	144	-

Cash and Cash Equivalents at End of Period	75,392	50	$75,392

Cash Paid For:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 6

Austin Chalk Oil & Gas, LTD
(Formerly KNW Networks, Inc.)
Notes to the Financial Statements
June 30, 2004

GENERAL

Austin Chalk Oil & Gas, LTD (Formerly KNW Networks, Inc.) (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes, and note 1) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

Note 1: Stockholders Equity

On February 27, 2004, the company did a 15 to 1 reverse split on common stock, and in the month of March issued 100,000 shares, at .50 per share, of common stock for services valued at $50,000, and 750,000 shares, at .10 per share, of common stock for debt relief valued at $75,000. On May 13, 2004, the company did a 3 to 1 forward split on common stock, and in the Month of May issued 11,763,896 shares, at .01 per share, of common stock for the relief of debt valued at $117,638.

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

Page - 7

Item 2. Discussion and Analysis or Plan of Operation.

(a) Plan of Operation for the next twelve months. Our plan of operation is substantially changed from our annual report for the year ended December 31, 2003, and our previous quarterly report for the period ending March 31, 2004. Austin Chalk Oil and Gas, Ltd. is actively pursuing that new business plan to engage in the oil and gas development of existing wells and new properties.

On or about July 8, 2004, we joined in a purchase agreement to acquire a working interest in a horizontally drilled well in the Giddings Field, Austin Chalk Trend on acreage of ExxonMobil Production Company in Lee County Texas. This well is being drilled by Holifield Oil Company and is 75% owned by ExxonMobil. Since 1976, Holifield Oil Company has drilled 1500 wells in the Austin Chalk, which wells have produced more than 200 million barrels of oil equivalent.

We are participants in a five-well package in the Austin-Chalk Field.

We are presently negotiating for participation in other fields with Holifield/ExxonMobil.

(b) Discussion and Analysis of Financial Condition and Results of Operations. We have enjoyed no revenues during the periods covered by this report or corresponding periods during the previous fiscal year.

Page - 8

PART II: OTHER INFORMATION

Item 1. Legal Procedings. None.

Item 2. Changes in Securities. None.

Item 3. Defaults on Senior Securities. None.

Item 4. Submission of Matters to Vote of Security Holders. About June 3, 2004, our shareholders authorized and we effected a change of our corporate name to Austin Chalk Oil and Gas, Ltd.

Item 5. Other Information.

(a) Officers and Directors. On July 1, 2004, Darrel Figg was appointed as an additional Director. On July 8, 2004, Mr. Figg was elected president, and our previous president/director Marlen Roepke was elected secretary.

(b) Officer Options. On July 8, 2004

1. Darrel Figg was granted an option to acquire 100,000 shares of common stock, exercisable at $0.05, at any time after October 10, 2004.

2. Marlen L. Roepke was granted an option to acquire 100,000 shares of common stock, exercisable at $0.05, at any time. Mr. Roepke exercised his option, in part, on August 9, 2004, and acquired 50,000 shares for $2500.00.

(c) Corporate Address

    On August 16th, 2004, the corporation moved its corporate address to
            5868 Westheimer, Houston, TX, 77057

Item 6. Exhibits and Reports on Form 8-K.

31.    Section 302 Certification

32.   Certification(s) Pursuant to 18 USC Section 1350;

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2004, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Austin Chalk Oil & Gas, Inc.

Dated: August 17, 2004    by

/s/ Marlen L. Roepke
Marlen L. Roepke
Secretary/Director

Page - 9

Exhibit 31

Section 302 Certification

Page - 10

CERTIFICATIONS PURSUANT TO SECTION 302

   I, Marlen L. Roepke, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Austin Chalk Oil & Gas, Inc..;

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

Dated: August 17, 2004    by

/s/ Marlen L. Roepke
Marlen L. Roepke
Secretary/Director

Page - 11

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 12

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Austin Chalk Oil & Gas, Inc. a Nevada corporation (the "Company"), on 10-QSB for June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Marlen L. Roepke, (Sole Officer Director of the Company, on June 30, 2004), certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) ofthe Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all materialrespects, the financial condition and results of operations of the Company.

Dated: August 17, 2004    by

/s/ Marlen L. Roepke
Marlen L. Roepke
Secretary/Director

Page - 13