Form 10QSB
period 2004-09-30
Austin Chalk Oil & Gas
filed 2004-11-24
CIK 1098590

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2004

Commission File Number: 0-30565

Austin Chalk Oil and Gas, Ltd.

(formerly KNW Networks, Inc.)
(24843 Del Prado, Suite 318, Dana Point, CA 92629)

Nevada                                        91-2014670
(Jurisdiction of Incorporation)        (I.R.S. Employer Identification No.)

5868 Westheimer, Suite 233, Houston TX                                 77057
         (Address of principal executive offices)                                                          (Zip Code)

Registrant's telephone number, including area code:    (713) 780-7633

As of September 30, 2004 the Total Issued and Outstanding was 96,410,354

Transitional Small Business Disclosure Format (check one): yes [   ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months and nine months ended September 30, 2004, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 1

Austin Chalk Oil & Gas LTD

Formerly KNW Networks, Inc.

Financial Statements

September 30, 2004

Page - 2

Austin Chalk Oil & Gas, LTD
(Formerly KNW Networks, Inc.)
(a Development Stage Company)
Balance Sheets

ASSETS
	September 30,	December 31,
	2004	2003
	(Unaudited)
Current Assets
Cash	$15,381	$26
Notes Receivable	40,000	-

Total Current Assets	55,381	26

Other Assets
Investment Oil Properties	74,500	-

Total Other Assets	74,500	-

Total Assets	$129,881	$26

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$-	$6,223
Notes Payable - Related Party	17,894	112,245
Notes Payable	-	35,000

Total Current Liabilities	17,894	153,468

Total Liabilities	17,894	153,468

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
96,410,535 and 22,844,254 shares issued and outstanding respectively	96,411	22,845
Additional Paid in Capital	1,260,050	880,948
Accumulated Deficit	(1,234,459)	(1,057,235)
Subscriptions Receivable	(10,015)

Total Stockholders' Equity	111,987	(153,442)

Total Liabilities and Stockholders' Equity	$129,881	$26

The accompanying notes are an integral part of these financial statements.

Page - 3

Austin Chalk Oil & Gas, LTD
(Formerly KNW Networks, Inc.)
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the nine	For the nine	For the three	For the three	From Inception
	months ended	months ended	months ended	months ended	on December 16, 1998
	September 30	September 30,	September 30,	September 30,	thru Sept. 30,
	2004	2003	2004	2003	2004

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General & Administrative	173,828	438,736	55,272	7,117	921,324

Total Operating Expenses	173,828	438,736	55,272	7,117	921,324

Operating Income (Loss) before discontinued operations	(173,828)	(438,736)	(55,272)	(7,117)	(921,324)

(Loss) from discontinued operations	-	-	-	-	(443,238)
(Loss) from disposal of discontinued operations	-	-	-	-	133,499

Net (loss) from operations	(173,828)	(438,736)	(55,272)	(7,117)	(1,231,063)

Other Income (Expense)
Impairment Loss					-
Miscellaneous Income	-	-	-	-	-
Interest Expense	(3,396)	(6,897)	-	(5,294)	(3,396)

Total Other Income (Expense)	(3,396)	(6,897)	-	(5,294)	(3,396)

Net Income (Loss)	$(177,224)	$(445,633)	$(55,272)	$(12,411)	$(1,234,459)

Net Income (Loss) Per Share	$(0.01)	$(0.02)	$(0.00)	$(0.00)	$(0.16)

Weighted Average Shares Outstanding	30,448,030	22,845,000	96,410,736	22,845,000	7,586,617

The accompanying notes are an integral part of these financial statements.

Page - 4

Austin Chalk Oil & Gas, LTD
(Formerly KNW Networks, Inc.)
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the nine months ended		From inception
	September 30,		on December 16, 1998
			to Sept. 30,
	2004	2003	2004

Cash Flows from Operating Activities

Net Income (Loss)	$(177,224)	$(433,221)	$(1,234,459)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense	-	-	11,154
Stock Issued for Services	-	400,000	625,629
Stock issued for forgiveness of debt	242,669	-	442,653
Change in Assets and Liabilities	-	-	-
(Increase) in Accounts Recievable	-
(Increase) in Accounts Payable -related	(139,352)	33,127	(119,120)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(6,223)	-	106,022

Net Cash Provided(Used) by Operating Activities	(80,130)	(94)	(168,121)

Cash Flows from Investing Activities
Cash paid for Oil Interests	(74,500)	-	(138,493)

Net Cash Provided (Used) by Investing Activities	(74,500)	-	(138,493)

Cash Flows from Financing Activities
Cash received from notes payable	-	-	35,000
Cash received from subscription receivable	-	-	9,800
Cash received from spin-off	-	-	3,710
Common stock issued for cash	169,985	-	273,485

Net Cash Provided(Used) by Financing Activities	169,985	-	321,995

Increase (Decrease) in Cash	15,355	(94)	15,381

Cash and Cash Equivalents at Beginning of Period	26	144	-

Cash and Cash Equivalents at End of Period	15,381	50	$15,381

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 5

Austin Chalk Oil & Gas LTD
(Formerly KNW Networks, Inc.)
Notes to the Financial Statements
September 30, 2004

GENERAL

Austin Chalk Oil & Gas, LTD (Formerly KNW Networks, Inc.) (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes, and note 1, and note 2) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

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

Note 2: Options for Purchase of Common Stock

In July 2004, the Company established two agreements with individuals to purchase common stock options. The Company granted a total of 200,000 options with an exercise price of $.05. these options expire 10 years from the grant date. The following tables summarize the information regarding options outstanding at September 30, 2004.

Stock Option Agreement	2004
		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding at beginning of year	-	$-
Granted	200,000.05
Exercised
Canceled
Outstanding at Quarter end	200,000	$.05
Exercisable at end of year	200,000	$.05

Page - 6

Austin Chalk Oil & Gas LTD
(Formerly KNW Networks, Inc.)
Notes to the Financial Statements
September 30, 2004

Note 2: Options for Purchase of Common Stock continued

In accordance with SFAS 123, "Accounting for Stock-Based Compensation" an option expense has been recognized for the quarter ended September 30, 2004 in the amount of $30,000.

2004
Risk-free interest rate	4.25%
Dividend yield	0%
Volatility	288%
Average expected term (years to exercise date)	1/12

Officer stock options outstanding and exercisable under this agreement as of September 30, 2004 are:

Weighted
		Weighted	Average		Weighted
Range	Number of	Average	Remaining	Number of	Average
Of Exercise	Options	of Exercise	Contractual	Options	of Exercise
Price	Granted	Price	Life (years)	Vested	Price
$ .05	200,000	$ .05	9.7	200,000	$ .05

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

Page - 7

Item 2. Discussion and Analysis or Plan of Operation.

(a) Plan of Operation for the next twelve months. Our plan of operation is substantially changed from our annual report for the year ended December 31, 2003, and our previous quarterly report for the period ending June 30, 2004. Austin Chalk Oil and Gas, Ltd. is actively pursuing that new business plan to engage in the oil and gas development of existing wells and new properties.

On or about July 8, 2004, the Company entered into agreement to acquire a working interest in a horizontally drilled oil and gas well in the Giddings Field of the Austin Chalk Trend in South Central Texas. The well is being drilled by Holifield Oil Company which is owned and operated by Ray Holifield. Over the past three decades, Ray Holifield has drilled almost 25% of the 9,000 wells in the five-county areas that Giddings Field encompasses. He has collected an extensive database of geological and engineering records on Giddings Field at a cost of approximately 10 million dollars ($10,000,000).

In the early 1970's, Mr. Holifield was associated with D.R. McCord and Associates, a pioneer in using computers for oil field modeling and simulation. While working for McCord in the Middle East, Mr. Holifield developed innovative techniques in Giddings Field, which enabled him to quickly identify fractures and faults containing hydrocarbons. In Lee County Texas alone, he has used this seismic data to drill 647 vertical wells. Many began production at more than a thousand barrels of oil per day. Overall, these 647 wells averaged 147,902 barrels oil equivalent - a production rate 4.7 times greater than the average of all other operators in the same area.

The Company, has obtained an option to participate in the next five wells to be drilled by Holifield Oil.

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

Item 5. Other Information.

(a) Officers and Directors. On July 1, 2004, Darrell Figg was appointed as an additional Director. On July 8, 2004, Mr. Figg was elected president, and our previous president/director Marlen Roepke was elected secretary.

(b) Officer Options. On July 8, 2004

1. Darrell Figg was granted an option to acquire 100,000 shares of common stock, exercisable at $0.05, at any time after October 10, 2004.

2. Marlen L. Roepke was granted an option to acquire 100,000 shares of common stock, exercisable at $0.05, at any time. Mr. Roepke exercised his option, in part, on August 9, 2004, and acquired 50,000 shares for $2500.00.

Item 6. Exhibits and Reports on Form 8-K.

31.     Section 302 Certification

32.    Certification(s) Pursuant to 18 USC Section 1350;

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2004, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Austin Chalk Oil & Gas, Inc.
Dated: November 15, 2004
  by

/s/ Marlen L. Roepke
Marlen L. Roepke
Secretary/Director

Page - 9

Exhibit 31

Section 302 Certification

Page - 10

    CERTIFICATIONS PURSUANT TO SECTION 302

I, Darrell Figg, certify that:

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

Dated: November 15, 2004
 by

/s/ Darrell Figg
Darrel Figg
President/Director

Page - 11

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

Dated: November 15, 2004     by

/s/ Marlen L. Roepke
Marlen L. Roepke
Secretary/Director

Page - 12

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 13

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Austin Chalk Oil & Gas, Inc. a Nevada corporation (the "Company"), on 10-QSB for September 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Darrell Figg, (President / Director of the Company, on September 30, 2004), certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 15, 2004

/s/ Darrell Figg
Darrel Figg
President/Director

Page - 14

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Austin Chalk Oil & Gas, Inc. a Nevada corporation (the "Company"), on 10-QSB for September 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Marlen L. Roepke, (Secretary Officer Director of the Company, on September 30, 2004), certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 15, 2004
    by

/s/ Marlen L. Roepke
Marlen L. Roepke
Secretary/Director

Page - 15