Form 10KSB
period 2004-12-31
Austin Chalk Oil & Gas
filed 2005-03-31
CIK 1098590

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended 12/31/04

Commission File Number: 000-30565

Austin Chalk Oil and Gas, Ltd.

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

As of December 31, 2004 Common shares issued and outstanding: 96,460,736

As of December 31, 2004, 38,460,734 (39.87%) shares of shares of Common Stock were held by non-affiliates, with a market value calculated at $4,999,895, based on closing low bid of $0.13 per share. Bid prices for thinly traded issues may be unreliable and subject to considerable volitivity on very modest volume.

Yes[X] No[  ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[  ] (Indicate by check mark whether if disclosure of delinquent filers (§229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]
Exhibit Index is found on page 11

Page - 1

INTRODUCTION

PART I

ITEM 1. Description of Business
(a) Historical Information
(b) Business
(c) Financing Plans
(d) Planned Acquisitions
(e) Employees

ITEM 2. Description of Property

ITEM 3. Legal Proceedings

ITEM 4. Submission of Matters to a Vote of Security Holders

PART II

ITEM 5. Market for Common Equity and Stockholder Matters
(a) Market Information
(b) Holders
(c) Dividends
(d) Sales of Unregistered Common Stock 2004

ITEM 6. Management's Discussion and Analysis or Plan of Operation
(a) Plan of Operation for the next twelve months
(b) Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7. Financial Statements
(a) Audit Committee
(b) Financial Statements

ITEM 8. Changes In and Disagreements With Accountants
on Accounting and Financial Disclosure

PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

ITEM 10. Executive Compensation

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

ITEM 12. Certain Relationships and Related Transactions

ITEM 13. Controls and Procedures
(a) Attachments.
(b) Exhibits
(c) Form 8-K Reports

Page - 2

INTRODUCTION

This Registrant (Reporting Company) has elected to refer to itself, whenever possible, by normal English pronouns, such as "We", "Us" and "Our". This Form 10-KSB Annual Report contains forward-looking statements. Such statements include statements concerning plans, objectives, goals, strategies, future events, results or performances, and underlying assumptions that are not statements of historical fact. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements which reflect our current views, with respect to future events or results and future financial performance. Certain words indicate forward-looking statements, words like "believe", "expect", "anticipate", "intends", "estimates", "forecast", "projects", and similar expressions.

PART I

ITEM 1. Description of Business.

(a) Historical Information.

(1) Form and Year of Organization. Knowledge Networks, Inc., ("the Registrant")("we, "us," or "our") was incorporated in the State of Nevada on December 23, 1998. On or about October 15, 2002, we changes our name from Knowledge Networks, Inc. to KNW Networks, Inc. About June 3, 2004, our shareholders authorized and we effected a change of our corporate name to Austin Chalk Oil and Gas, Ltd., as reported in our last previous Quarterly Report.

(2) Issuances Shares.  §4(2) refers to the Securities Act of 1933. S-8 refers to the form of registration pursuant to the Act.

Narrative Description	12/31/03 Share Amounts	12/31/04 Share Amounts
12/31/02 Total Issued and Outstanding	2,844,254
ISSUE cash: $2,500, January 7, 2003	20,000,000
2/12/04,authorize a Reverse Split of this corporation's common stock Fifteen shares to become one share, then one share to become three shares 5/04	22,844,254	4,568,848
Servives @ $0.50: Registered S-8		2,550,000
Servives @ $0.10: Registered S-8		35,291,688
Cash @ $0.01: §4(2): 12 Investors		54,000,000
Options exercised @ 0.05: §4(2)		50,000
Total: December 31, 2004:		96,460,536

(b) Business. Our Business Plan has substantially changed from our annual report for the year ended December 31, 2003, and our previous quarterly report for the period ending September 30, 2004, as indicated in our last previous Quarterly Report.

Austin Chalk Oil and Gas, Ltd. is actively pursuing that new business plan to engage in the oil and gas development of existing wells and new properties.

Page - 3

On or about July 8, 2004, the Company entered into agreement to acquire a working interest in a horizontally drilled oil and gas well in the Giddings Field of the Austin Chalk Trend in South Central Texas. The well is being drilled by Holifield Oil Company which is owned and operated by Ray Holifield. Mr. Holifield is not an officer, director, affiliate or shareholder of this reporting corporation. Our relationship with Holifield, as driller and operator is contractual and entered into at arms length.

Since 1976, Ray Holifield has drilled 2,000 wells in the Austin Chalk, many of those utilizing the technique of horizontal drilling, which wells hae produced more than 200 million barrels of oil equivalent. Mr. Holifield had pioneered most of the techniques used in horizontal drilling. In fact, more than half the horizontal drain wells in the world have been drilled in the Austin Chalk. Many of Holifield's wells in the Giddings Field are re-entries, which lowers up-front costs by about 50% compared with drilling a new well. Existing wells normally have casing, pumping equipment, tank batteries, and gas pipeline connections, all greatly reducing capital costs. Where the pipelind is already in place, oil and gas can often start very soon after the rig is released.

In addition to the foregoing, Ray Holifield has developede a new technology --the “Hybrid Lift System” --which he says can produce an additional 10,000 to 30,000 barrels of oil from horizontal wells along with additional gas as well.

Over the past three decades, Ray Holifield has drilled almost 25% of the 9,000 wells in the five-county areas that Giddings Field encompasses. He has collected an extensive database of geological and engineering records on Giddings Field at a cost of approximately 10 million dollars ($10,000,000).

Ray Holifield and Austin Chalk Oil & Gas estimate that there is at least one billion dollars of oil and gas reserves waiting to be recovered in the Giddings Field. They also estimate that about 60% of the anticipated revenues will come from gas and 40% from oil.

In the early 1970's, Mr. Holifield was associated with D.R. McCord and Associates, a pioneer in using computers for oil field modeling and simulation. While working for McCord in the Middle East, Mr. Holifield developed innovative techniques in Giddings Field, which enabled him to quickly identify fractures and faults containing hydrocarbons. In Lee County Texas alone, he has used this seismic data to drill 647 vertical wells. Many began production at more than a thousand barrels of oil per day. Overall, these 647 wells averaged 147,902 barrels of oil, equivalent to a production rate that of 4.7 times greater than the average of all other operators in the same area.

We have obtained an option to participate in the next five wells to be drilled by Holifield Oil. We have recently announced that our Edgmon-Cameron H12 well has begun producing oil, water and gas at low rates of recovery due to low bottom pressure. We regard this as normal for the area. The well has approximately 1,000 barrels of oil in its storage tanks.

We have established our website: http://www.austinchalkoil.com. Our trading symbol is OTC:ACKO.

(c) Financing Plans. None presently. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(d) Planned Acquisitions. None.

(e) Employees. We have two Officer/Directors. See Part III, Item 9 and following for more information.

Page - 4

ITEM 2. Description of Property.

We have no significant property other than that described in Item 1 above.

ITEM 3. Legal Proceedings.

An finder has claimed and is claiming what management considers an exorbitant and unjustified finders fee, greater than 10%. The finder was paid and having received a 10% commission for raising $67,727.70, or $6,772.77. The finder claims entitlement to a total fee of $20,000.00 before the payment of the normal 10% of $6,772.77. He continues to demand the balance of $13,227.33. Management has concluded that the demand is unreasonable and out of line with industry practice. Management will continue to resist this claim, by such normal means as are necessary and proper. Management expects an ultimately favorable resolution.

ITEM 4. Submission of Matters to a Vote of Security Holders.

On February 12, 2004, an absolute majority of all shares issued and outstanding, and which would be entitled to vote at meeting of shareholders empowered and directed a Reverse Split of our common stock, fifteen shares to become one share. Later, on May 4, 2004, those shareholders approved a three for one forward split.

PART II

ITEM 5. Market for Common Equity and Stockholder Matters.

(a) Market Information. We have one class of securities, Common Voting Equity Shares (“Common Stock”). Our Company's Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Based upon standard reporting sources, the following information is provided:

Austin Chalk
quarter	high bid	low bid	volume
1st 2003	3.00	1.10	168,100
2nd 2003	2.00	1.01	92,620
3rd 2003	1.05	0.51	725,100
4th 2003	0.55	0.45	15,142,740
1st 2004	1.01	0.16	15,656,940
2nd 2004	0.40	0.04	1,850,280
3rd 2004	0.25	0.09	624,660
4th 2004	0.21	0.13	3,981,580

The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. SOURCE: Yahoo Finance.

(b) Holders. Management calculates that the approximate number of shareholders of record of the Company's Common Stock, as of December 31, 2004 and currently, was believed to be over 100, taking into account shares held in Broker's accounts.

Page - 5

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

(d) Sales of Unregistered Common Stock 2004. Section 4(2) refers to the Securities Act of 1933.

Cash @ $0.01: 4(2): 12 Investors with preexisting relationships with management.	54,000,000
Options exercised @ 0.05: §;4(2): by an Officer	50,000

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

Management's discussion and analysis is intended to be read in conjunction with our audited financial statements and the notes attached to them. The following statements may be forward looking in nature and actual results may differ from forward looking statements.

(a) Plan of Operation for the next twelve months. Our plan of operation is for the next twelve moths follows from our discussion in Item 1 of Part I. We will continue existing drilling and extraction operation with the goal of attaining profitability, of the operation and of this corporation for the benefit of our shareholders.

(1) Cash Requirements and of Need for additional funds, twelve months. None.

(2) Summary of Product Research and Development. None.

(3) Expected purchase or sale of plant and significant equipment. None.

(4) Expected significant change in the number of employees. None.

(b) Discussion and Analysis of Financial Condition and Results of Operations. This discussion is intended to be read along with our annual audited financial statements, found as Attachment FKA-04, and incorporated herein by this reference.

We have enjoyed no revenues during the periods covered by this report or corresponding periods during the previous fiscal year.

Cuationary Statements/Risks of Failure. There can be no assurance that we will be successful at any time in the future. There is no assurance that any drilling and extracting program will prove profitable. Even in the event that one operation many proceed successfully, that success may be offset by any one or combination of a number of forseeable contingencies. We will not attempt to provide an exhaustive list of every thing which could go wrong, but the most obvious ones include equipment breakdown, labor or administrative difficulties, and changes in the world market price for oil.

There are also risks inherent in a barely capitalized company, with a short history of operations. Our business plan includes expanding operations in future. One would expect some capital requirements for such expansion/acquisition of other working or holding interests. There can be no assurance of our success, in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

Page - 6

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

Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2004 be included and filed with the Securities and Exchange Commission.

(b) Financial Statements. Audited Financial Statements for years ended December 31, 2004 are provided as Attachment FKA-04, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

The Remainder of this Page is Intentionally left Blank

Page - 7

PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.

April 4, 2002 Marlen L. Roepke was appointed as the sole director and elected President and Treasurer respectively. On July 1, 2004, Darrel Figg was appointed as an additional Director. On July 8, 2004, Mr. Figg was elected president, and our previous president/director Marlen Roepke was elected secretary/treasurer.

Darrell Figg - President and Chief Operating Officer. Darrell Figg is one of the Company’s two founders.  Darrell Figg has spent the majority of his life in the oil industry, beginning at Dresser Industries, a Gulf Coast-based company, in 1971, as a senior engineer.  His achievements in this industry have earned him the respect and admiration of his peers and colleagues.  With experiences in the Northern and Southern hemispheres, his career has given ample opportunity to understand what makes the oil business tick.  Most recently, he was the president of Drilling Fluids Engineering & Consulting, Mr. Figg provided assistance to the industry’s strongest worldwide market leaders.  His vast knowledge of all aspects of the business, conduct, procurement and procedural elements of the oil business, Mr. Figg is a well-qualified man to lead Austin Chalk Oil & Gas, Inc.  Darrell Figg received his Bachelor’s Degree from Southern Methodist University.

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

The Remainder of this Page is Intentionally left Blank

Page - 8

ITEM 10. Executive Compensation.

					Long Term Compensation
		Annual Compensation			Awards		Payouts
a Name and Principal Position	b Year	c Salary ($)	d Bonus ($)	e Other Annual Compen-sation ($)	f Restric-ted Stock Awards ($)	g Securi-ties Under- lying Options SARs (#)	h LTIP Payouts ($)	i All Other Compen-sation ($)
Darrel Figg President/CEO Apr. 23, 2001 - Feb. 7, 2002	2004	0	0	0	0	100,000	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0
Marlen L. Roepke Sole Officer/ Director Feb. 7, 2002	2004	0	0	0	0	100,000	0	0
	2003	0	0	0	0	666,666	0	0
	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

1. Darrel Figg was granted an option to acquire 100,000 shares of common stock, exercisable at $0.05, at any time after October 10, 2004.

2. Marlen L. Roepke was granted an option to acquire 100,000 shares of common stock, exercisable at $0.05, at any time. Mr. Roepke exercised his option for 50,000 shares. Mr. Roepke previously was granted 666,666 shares.

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

Page - 9

Certain Beneficial Owners and Owners of 5% or more

Name and Address of Beneficial Owner Common Stock	Share Ownership	% of Total
Darrel Figg 1914 Agusta #8 Houston TX 77054	0	0.00
Marlen L. Roepke 1914 Agusta #8 Houston TX 77054	63,335	0.07
Officers and Directors as Group	63,335	0.07
Eradio Diaz Sun Tower # 5 Avenida Ricardo J. Alfaro Panama 5 Panama	58,000,002	60.13
Total other 5% Owners	58,000,002	60.13
Total all affiliates and 5% owners.	58,063,337	60.19
Total Issued and Outstanding (for reference)	96,460,736	100.00
Less All affiliates	58,000,002	60.13
Total Non-Affiliate Shares	38,460,734	39.87

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

Page - 10

(a) Attachments.

(31) Certification pursuant to 302.

(32) Certification pursuant to 1350.

(A 99.1) Audit Committee Report

(AFK-02) Audited Financial Statements for the years ended December 31, 2004, 2003 and from Inception.

(b) Exhibits. Please see our Previous Annual Report on Form 10-KSB, for the year ended December 31, 2001, for Exhibits: (3.1) Articles of Incorporation; (3.2) By-Laws, incorporated herein by this reference.

(c) Form 8-K Reports. None.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and individually and in the capacities and on the date indicated.

Austin Chalk Oil and Gas, Ltd.

Dated: March 31, 2005  by
/s/ Darrel Figg Darrel Figg President	/s/ Marlen L. Roepke Marlen L. Roepke Secretary

Page - 11

Exhibit 31

Section 302 Certification

Page - 12

CERTIFICATIONS PURSUANT TO SECTION 302

We, Darrel Figg and Marlen L. Roepke, each certify that:

1. I have reviewed this annual report on Form 10-KSB of Austin Chalk Oil and Gas, Ltd.;

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

Dated: March 31, 2005

/s/ Darrel Figg Darrel Figg President	/s/ Marlen L. Roepke Marlen L. Roepke Secretary

Page - 13

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 14

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN
In connection with the Annual Report of Austin Chalk Oil and Gas, Ltd. a Nevada corporation (the "Company"), on 10-KSB for the December 31, 2004 as filed with the Securities and Exchange Commission (the "Report"),

We, Darrel Figg and Marlen L. Roepke, Officers/Directors of the Company, each certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:
(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 31, 2005

/s/ Darrel Figg Darrel Figg President	/s/ Marlen L. Roepke Marlen L. Roepke Secretary

Page - 15

Exhibit Attachment AC-99.1

Audit Committee Report

Page - 16

Austin Chalk Oil and Gas, Ltd.
5868 Westheimer, Suite 233
Houston TX, 77057
Form Type: 10-KSB
AUDIT COMMITTEE REPORT

The Audit Committee of Austin Chalk Oil and Gas, Ltd. ("AustinChalk") is composed of the Corporation's Board of Directors. The members of the Committee are the Board of Directors. The Committee recommended, subject to stockholder ratification, the selection of the Corporation's independent accountants.

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

Dated: March 31, 2005

/s/ Darrel Figg Darrel Figg President	/s/ Marlen L. Roepke Marlen L. Roepke Secretary

Page - 17

Attachment AFK-04

Audited Financial Statements
of
Austin Chalk Oil and Gas, Ltd.

for the years ended
December 31, 2004, 2003
and from inception

Page - 18

Austin Chalk Oil & Gas, LTD.
(formerly KNW NETWORKS, INC.)
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2004 and 2003

C O N T E N T S

Independent Auditor’s Report

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to the Financial Statements

Page - 19

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of
Austin Chalk Oil & Gas, LTD
(formerly KNW Networks, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Austin Chalk Oil & Gas, LTD. (formerly KNW Networks, Inc.) (a development stage company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003 and from inception on December 16, 1998 through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted by the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Austin Chalk Oil & Gas, LTD. (formerly KNW Networks, Inc.) (a development stage company) as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years ended December 31, 2004 and 2003 and from inception on December 16, 1998 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf & Nilson
Bountiful, Utah
March 24, 2005

Page - 20

Austin Chalk Oil & Gas, LTD.
(formerly KNW NETWORKS, INC.)
Balance Sheets

	December 31
	2004	2003
ASSETS
CURRENT ASSETS
Cash	$44,909	$26
Total Current Assets	44,909	26

OTHER ASSETS
Investment in Oil Properties	74,500	-
Total Other Assets	74,500	-

TOTAL ASSETS	$119,409	$26

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$195	$6,223
Accounts payable - related party (Note 4)	19,287	112,245
Notes payable (Note 5)	24,970	35,000

Total Current Liabilities	44,452	153,468

STOCKHOLDERS’ EQUITY
Common stock, authorized
100,000,000 shares of $0.001 par value,
issued and outstanding and 96,460,535
4,568,848 shares, respectively	96,460	4,569
Additional paid-in capital	1,262,501	899,224
Subscription Receivable	(2,500)	-
Retained earnings (deficit)	(1,281,504)	(1,057,235)

Total Stockholders’ Equity	74,957	(153,442)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,409	$26

The accompanying notes are an integral part of these financial statements.

Page - 21

Austin Chalk Oil & Gas, LTD.
(formerly KNW NETWORKS, INC.)
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			December 16,
	For the Year Ended		1998 Through
	December 31,		December 31,
	2004	2003	2004

REVENUES	$-	$-	$-

EXPENSES
General and administrative	224,269	453,635	971,765

Total Expenses	224,269	453,635	971,765

INCOME (LOSS) FROM OPERATIONS:	(224,269)	(453,635)	(971,765)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	-	-	(443,238)
Gain (loss) on disposal of operations	-	-	133,499
Income (Loss) from Discontinued Operation	-	-	(309,739)

NET (LOSS)	$(224,269)	$(453,635)	$(1,281,504)

NET LOSS PER SHARE:
(Loss) from continuing operations	$(0.00)	$(0.02)	$(0.08)
(Loss) from discontinued operations	-	-	(0.03)
Loss Per Share	$(0.00)	$(0.02)	$(0.11)
Weighted average shares outstanding	63,609,621	21,145,624	11,289,299

The accompanying notes are an integral part of these financial statements.

Page - 22

Austin Chalk Oil & Gas, LTD.
(formerly KNW NETWORKS, INC.)
(A Development Stage Company)
Statements of Stockholders’ Equity

			Additional	Retained
	Common Stock		Paid	Earnings
	Shares	Amount	In Capital	(Deficit)
Balance at inception -
December 16, 1998	1,425	$1	$8,019	$-
Shares issued for
subscriptions receivable at $11.25 per share	174	0	9,800	-

Spin off adjustment (Note 1)	-	-	6,844	-

Net loss for the period ended December 31, 1998	-	-	-	(11,209)

Balance, December 31, 1998	1,599	1	24,663	(11,209)

Shares issued for cash at
$112.50 per share	184	0	103,500	-

Shares issued for services at $112.79 per share	44	0	24,926	-

Shares issued for services at $1.15 per share	13	0	78	-

Net loss for the year ended December 31, 1999	-	-	-	(72,381)

Balance, December 31, 1999	1,840	1	153,167	(83,590)

Shares issued for servicesat $1.13 per share	4,503	5	25,333	-

Cancellation of shares	(1,778)	(2)	2	-

Net loss for the year ended December 31, 2000	-	-	-	(44,771)

Balance, December 31, 2000	4,565	4	178,502	(128,361)

The accompanying notes are an integral part of these financial statements.

Page - 23

Austin Chalk Oil & Gas, LTD.
(formerly KNW NETWORKS, INC.)
(A Development Stage Company)
Statements of Stockholders’ Equity (Continued)

			Additional	Retained
	Common Stock		Paid	Earnings
	Shares	Amount	In Capital	(Deficit)

Balance, December 31, 2000	4,565	$4	$178,502	$(128,361)

Shares issued for services at $0.15 per share	26,666	27	19,973	-

Shares issued for services at $0.15 per share	66,666	67	49,933	-

Cancellation of shares	(2,334)	(3)	3	-

Shares issued in round-up	1	-	-	-

Net loss for the year ended December 31, 2001	-	-	-	(181,378)

Balance, December 31, 2001	95,564	95	248,411	(309,739)

Shares issued in round up	3,950	4	283	-

Shares issued for reduction of debt at $0.44 per share	22,667	23	49,977	-

Shares issued for reduction of debt at $0.75 per share	26,667	27	99,973	-

Shares issued for services at $0.05 per share	420,000	420	104,580	-

Net loss for the year ended December 31, 2002	-	-	-	(293,861)

Balance, December 31, 2002	$568,848	$569	$503,224	$(603,600)

Shares issued for services at $0.02 per share	4,000,000	$4,000	$396,000	$-

Net loss for the year ended December 31, 2003	-	-	-	(453,635)

Balance, December 31, 2003	$4,568,848	$4,569	$899,224	$(1,057,235)

The accompanying notes are an integral part of these financial statements.

Page - 24

Austin Chalk Oil & Gas, LTD.
(formerly KNW NETWORKS, INC.)
(A Development Stage Company)
Statements of Stockholders’ Equity (Continued)

			Additional	Retained
	Common Stock		Paid	Earnings
	Shares	Amount	In Capital	(Deficit)

Balance, December 31, 2003	4,568,848	$4,569	$899,224	$(1,057,235)

Shares issued for reduction of debt at $0.50 per share	300,000	300	49,700	-

Shares issued for services at $0.50 per share	2,250,000	2,250	72,750

Shares issued for reduction of debt at $0.01 per share	35,291,688	35,292	82,377	-

Shares issued for cash at $0.01 per share	54,000,000	54,000	126,000	-

Stock options granted for services	-	-	30,000	-

Stock options exercised at $0.05 per share	50,000	50	2,450	-

Net loss for the year ended December 31, 2004	-	-	-	(224,269)

Balance, December 31, 2004	96,460,536	$96,461	$1,262,501	$(1,281,504)

The accompanying notes are an integral part of these financial statements.

Page - 25

Austin Chalk Oil & Gas, LTD.
(formerly KNW NETWORKS, INC.)
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			December 16,
	For the Year Ended		1998 through
	December 31,		December 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(224,269)	$(453,635)	$(1,281,504)
Adjustments to reconcile net loss to net cash provided by operations:
Stock issued for services	75,000	400,000	700,629
Stock issued for satisfaction of payables	167,668	-	367,652
Stock options issued for services	30,000	-	30,000
Bad debt	-	-	11,154
Decrease in accounts payable	(6,028)	245	14,204
Decrease in accounts payable - related party	(92,958)	53,272	19,287
Net Cash Flows Used in Operating Activities	(50,587)	(118)	(138,578)

CASH FLOWS USED IN INVESTMENT ACTIVITIES

Cash payments for notes receivable	-	-	(63,993)
Cash payments for oil properties	(74,500)	-	(74,500)

Net Cash Used in Investment Activities	(74,500)	-	(138,493)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from notes payable	-	-	35,000
Payments on notes payable	(10,030)	-	(10,030)
Cash received from subscriptions receivable	-	-	9,800
Cash received from spin-off (Note 1)	-	-	3,710
Issuance of stock for cash	180,000	-	283,500

Net Cash Flows from Financing Activities	169,970	-	321,980

NET INCREASE (DECREASE) IN CASH	44,883	(118)	44,909

CASH, BEGINNING OF YEAR	26	114	-

CASH, END OF YEAR	$44,909	$26	$44,909

The accompanying notes are an integral part of these financial statements.

Page - 26

Austin Chalk Oil & Gas, LTD.
(formerly KNW NETWORKS, INC.)
(A Development Stage Company)
Staments of Cash Flows (Continued)

From
Inception on
December 16,
	For the Year Ended		1998 Through
	December 31,		December 31,
	2004	2003	2004
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for:

Interest	$-	$-	$-

Taxes	$-	$-	$-

SUPPLEMENTAL NON-CASH INFORMATION

During June 2002, the Company issued 22,667 shares of common stock for satisfaction of payables  in the amount of $50,000.

During September 2002, the Company issued 26,667 shares of common satisfaction of payables in the amount of $100,000.

During October 2002, the Company issued 420,000 shares of common stock for services valued at
$105,000.

Fraction shares in the amount of 3,950 were issued as a result of a 10:1, 3:1, and 5:1 reverse stock splits during the year ended December 31, 2002.

During January 2003, the Company issued 4,000,000 shares of common stock for services valued at $400,000, to an officer of the Company.

During March 2004, the Company issued 300,000 shares of common stock for satisfaction of payables in the amount of $50,000.

During March 2004, the Company issued 2,250,000 shares of common stock for services valued at $75,000, to an officer of the Company.

During May 2004, the Company issued 35,291,688 shares of common stock for satisfaction of payables in the amount of $117,669.

During July 2004, the Company issued 50,000 shares of common stock upon the exercise of options  granted at $0.05 per share or $2,500.

During July 2004, the Company granted options to purchase 200,000 shares of common stock for services valued at $30,000.

Page - 27

Austin Chalk Oil & Gas, LTD.
(formerly KNW NETWORKS, INC.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

Austin Chalk Oil & Gas, LTD., (“the Company”) is a Nevada corporation organized on December 16, 1998. The Company was created on this date through a spin off of the operations and assets to the shareholders of Knowledge Networks Acquisitions, Inc. The Company specialized in Microsoft consulting and training as well as telecommunications consulting, training and outsourcing.

b. Accounting Method

The Company recognizes income and expenses on the accrual basis of accounting.

c. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

			From
			Inception on
			December 16,
	For the Years Ended		1998 Through
	December 31,		December 31,
	2004	2003	2004
Numerator - loss from
continuing operations	$(224,269)	$(453,635)	$(971,765)

Numerator - loss from
discontinued operations	-	-	(309,739)

Denominator - weighted
average number of shares outstanding	63,609,621	21,145,624	11,289,299

Loss per share:

Loss from continuing operations	$(0.00	$(0.02)	$(0.08)

Loss from discontinued operations	-	-	(0.03)

Loss per share	$(0.00)	$(0.02)	$(0.11)

Page - 28

Austin Chalk Oil & Gas, LTD.
(formerly KNW NETWORKS, INC.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e. Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,281,504 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2019. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Accordingly, per FASB 109, the potential tax benefits of the loss carryforwards are offset by the valuation of the same amount.

Deferred tax assets and the valuation account is as follows at December 31, 2004 and 2003.

	December 31,
	2004	2003
Deferred tax asset:
NOL carryforward	$435,711	$359,460

Valuation allowance	(435,711)	(359,460)

Total	-	-

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

g. Recently Enacted Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, and SFAS No. 123 (revised 2004), “Share-Based Payment”, were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

Page - 29

Austin Chalk Oil & Gas, LTD.
(formerly KNW NETWORKS, INC.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 2 -GOING CONCERN

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

Page - 30

Austin Chalk Oil & Gas, LTD.
(formerly KNW NETWORKS, INC.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 3 - COMMON STOCK (Continued)

During January 2003, the Company issued 4,000,000 shares of common stock for services valued at $400,000.

During February 2004, the Company authorized a 15 for 1 reverse split. The financial statements have been retroactively restated to reflect the reverse split.

During March 2004, the Company issued 300,000 shares of common stock for satisfaction of payables in the amount of $50,000.

During March 2004, the Company issued 2,250,000 shares of common stock for services valued at $75,000, to an officer of the Company.

During May 2004, the Company issued 35,291,688 shares of common stock for satisfaction of payables in the amount of $117,669.

During May 2004, the Company authorized a 3 for 1 forward split. The financial statements have been retroactively restated to reflect the forward split.

During July 2004, the Company issued 50,000 shares of common stock upon the exercise of options granted at $0.05 per share or $2,500.

During July 2004, the Company granted options to purchase 200,000 shares of common stock for services valued at $30,000.

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

NOTE 5 - NOTES PAYABLE

On December 14, 2001, the Company entered into a note payable agreement with Patagonia Commercial.S.A. in the amount of $35,000. The note bears no interest and is due December 2002. As of December 31,2004, the balance on the note is $24,970.

Page - 31

Austin Chalk Oil & Gas, LTD.
(formerly KNW NETWORKS, INC.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003
NOTE 6 - OPTIONS FOR PURCHASE OF COMMON STOCK

In July 2004, the Company established two agreements with individuals to purchase common stock options. The Company granted a total of 200,000 options with an exercise price of $.05. these options expire 10 years from the grant date. The following tables summarize the information regarding options outstanding at December 31, 2004.

Stock Option Agreement	2004
		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at beginning of year	-	$-
Granted	200,000.05
Exercised	-	-
Canceled	-	-
Outstanding at Quarter end	200,000	$.05
Exercisable at end of year	200,000	$.05

In accordance with SFAS 123, "Accounting for Stock-Based Compensation" an option expense has been recognized for the quarter ended December 31, 2004 in the amount of $30,000.
2004
Risk-free interest rate	4.25%
Dividend yield	0%
Volatility	288%
Average expected term (years to exercise date)	1/12

Officer stock options outstanding and exercisable under this agreement as of December 31, 2004 are:
Weighted
		Weighted	Average		Weighted
Range	Number of	Average	Remaining	Number of	Average
Of Exercise	Options	of Exercise	Contractual	Options	of Exercise
Price	Granted	Price	Life (years)	Vested	Price
$ .05	200,000	$ .05	9.4	200,000	$ .05

Page - 32