Form 10QSB
period 2005-03-31
Austin Chalk Oil & Gas
filed 2005-05-12
CIK 1098590

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter ended March 31, 2005

Commission File Number: 0-30565

Austin Chalk Oil and Gas, Ltd.

Nevada                91-2014670
(Jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)

5868 Westheimer, Suite 233, Houston TX             77057
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (713) 780-7633

As of March 31, 2005 the Total Issued and Outstanding was 96,460,736

Transitional Small Business Disclosure Format (check one): yes [ ] no [X]

Page - 1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months ended March 31, 2005, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 2

Austin Chalk Oil & Gas, LTD

Financial Statements

March 31,2005

Page - 3

Austin Chalk Oil & Gas, LTD.
(a Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2005	2004
ASSETS	(Unaudited)
Current Assets
Cash	$39,374	$44,909

Total Current Assets	39,374	44,909

Investment - Oil Properties	74,500	74,500

Total Assets	$113,874	$119,409

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$195	$195
Notes Payable - Related Party	30,119	19,287
Notes Payable	24,970	24,970

Total Current Liabilities	55,284	44,452

Total Liabilities	55,284	44,452

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
96,460,736 and 96,460,736 shares issued and outstanding respectively	96,460	96,460
Additional Paid in Capital	1,262,501	1,262,501
Subscription Receivable	(2,500)	(2,500)
Accumulated Deficit	(1,297,871)	(1,281,504)

Total Stockholders' Equity	58,590	74,957

Total Liabilities and Stockholders' Equity	$113,874	$119,409
The accompanying notes are an integral part of these financial statements

Page - 4

Austin Chalk Oil & Gas, LTD.
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the three	For the three	From Inception
	months ended	months ended	on December 16, 1998
	March 31,	March 31,	thru March 31,
	2005	2004	2005

Revenues	$-	$-	$-

Operating Expenses
General & Administrative	16,367	91,601	984,736

Total Operating Expenses	16,367	91,601	984,736

Operating Income (Loss) before discontinued operations	(16,367)	(91,601)	(984,736)

(Loss) from discontinued operations	-	-	(443,238)
(Loss) from disposal of discontinued operations	-	-	133,499

Net (loss) from operations	(16,367)	(91,601)	(1,294,475)

Other Income (Expense)
Impairment Loss			-
Miscellaneous Income	-	-	-
Interest Expense	-	(3,396)	(3,396)

Total Other Income (Expense)	-	(3,396)	(3,396)

Net Income (Loss)	$(16,367)	$(94,997)	$(1,297,871)

Net Income (Loss) Per Share	$(0.00)	$(0.05)	$(0.09)

Weighted Average Shares Outstanding	96,460,535	1,794,403	14,631,540
The accompanying notes are an integral part of these financial statements

Page - 5

Austin Chalk Oil & Gas, LTD.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the three months ended		From inception
	March 31,		on December 16, 1998
			to March 31,
	2005	2004	2005

Cash Flows from Operating Activities

Net Income (Loss)	$(16,367)	$(94,997)	$(1,297,871)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense	-	-	11,154
Stock Issued for Services	-	-	700,629
Stock Issued for stisfaction of payables			367,652
Stock options issued for services	-	-	30,000
Change in Assets and Liabilities
(Increase) in Accounts Payable -related	10,832	-	30,119
Increase (Decrease) in Accounts Payable and Accrued Expenses	-	94,978	14,204

Net Cash Provided(Used) by Operating Activities	(5,535)	(19)	(144,113)

Cash Flows from Investing Activities
Cash paid for notes receivable	-	-	(63,993)
-		-	(74,500)

Net Cash Provided (Used) by Investing Activities	-	-	(138,493)

Cash Flows from Financing Activities
Cash received from notes payable	-	-	35,000
Payments on notes payable	-	-	(10,030)
Cash received from subscription receivable	-	-	9,800
Cash received from spin-off	-	-	3,710
Common stock issued for cash	-	-	283,500

Net Cash Provided(Used) by Financing Activities	-	-	321,980

Increase (Decrease) in Cash	(5,535)	(19)	39,374

Cash and Cash Equivalents at Beginning of Period	44,909	26	-

Cash and Cash Equivalents at End of Period	39,374	7	$39,374

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Page - 6

Austin Chalk Oil & Gas, LTD
Notes to the Financial Statements
March 31,2005

GENERAL

Austin Chalk Oil & Gas, LTD  (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

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

Page - 7

Item 2. Discussion and Analysis or Plan of Operation.

(a) Plan of Operation for the next twelve months. Our plan of operation is substantially unchanged from our annual report for the year ended December 31, 2004.

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

Item 6. Exhibits and Reports on Form 8-K.

31.  Section 302 Certification

32. Certification(s) Pursuant to 18 USC Section 1350;

Page - 8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2005, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Austin Chalk Oil & Gas, Inc.
Dated: May 15, 2005  by

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

Dated: May 15, 2005  by

/s/ Marlen L. Roepke
Marlen L. Roepke
Secretary/Director

Page - 11

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 12

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Austin Chalk Oil & Gas, Inc. a Nevada corporation (the "Company"), on 10-QSB for March 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Marlen L. Roepke, ( Officer Director of the Company, on March 31, 2005), certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2005  by

/s/ Marlen L. Roepke
Marlen L. Roepke
Secretary/Director

Page - 13