Form 10KSB/A
period 2004-12-31
Austin Chalk Oil & Gas
filed 2005-09-09
CIK 1098590

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended 12/31/04

Amendment dated September 6, 2005

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

NATUTRE OF THIS AMENDMENT

1. First and foremost, our Financial Reporting is unchanged and unaffected by this Amendment.

2. Item 13, Controls and Procedures is corrected to conform to current rules.

3. While there have been no change in our internal accounting, disclosure to that effect is added.

    4. The wording and the number of our Section 302 Certification(s) has been corrected to conform to current standards.

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

ITEM 12. Certain Relationships and Related Transactions.

None.

ITEM 13. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based upon an evaluation under supervision and with the participation of our management, as of the period covered by this Annual Report on form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Accounting. There were no changes in our internal control over financial reporting identified in connections with the evaluation that occurre during our last fiscal quarter which has affected, or is reasonably likely to materially affect our internal contol over finnacial reporting, as required by Item 308(c) of Regulation S-B. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There wee no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon the assumptions about the likelihood of future events, and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

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

Austin Chalk Oil and Gas, Ltd.

Dated: September 5,  2005  by
/s/ Darrel Figg Darrel Figg President	/s/ Marlen L. Roepke Marlen L. Roepke Secretary

Page - 11

Exhibit 31

Section 302 Certification

Page - 12

Austin Chalk Oil & Gas, Ltd.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Darrel Figg, certify that:

1. I have reviewed this annual report on Form 10-KSB of Austin Chalk Oil & Gas, Ltd.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
.

Dated: September 5, 2005

by

/s/ Darrel Figg
Darrel Figg
President

Page - 13

Austin Chalk Oil & Gas, Ltd.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Marlen Roepke, certify that:

1. I have reviewed this annual report on Form 10-KSB of Austin Chalk Oil & Gas, Ltd.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 5, 2005

by
/s/ Marlen L. Roepke
Marlen L. Roepke
Secretary

Page - 14

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 15

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Austin Chalk Oil & Gas, Ltd. ("Austin Chalk") on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Darrel Figg, President, and Chief Executive Officer of Austin Chalk, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Austin Chalk.

Dated: September 5, 2005

by

/s/ Darrel Figg
Darrel Figg
President

Page - 16

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Austin Chalk Oil & Gas, Ltd. ("Austin Chalk") on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marlen Roepke, Secretary/Treasurer, and Chief Financial Officer of Austin Chalk, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Austin Chalk.

Dated: September 5, 2005

by

/s/ Marlen L. Roepke
Marlen L. Roepke
Secretary

Page - 17

Exhibit Attachment AC-99.1

Audit Committee Report

Page - 18

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

Page - 19

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

Page - 21

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

Page - 32

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

Page - 33

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

Page - 34