Form 10QSB/A
period 2005-06-30
Austin Chalk Oil & Gas
filed 2005-09-09
CIK 1098590

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Dated: September 9, 2005

  by

/s/ Darrel Figg Darrel Figg President	/s/ Marlen L. Roepke Marlen L. Roepke Secretary

Page - 9

Exhibit 31

Page - 10

Austin Chalk Oil & Gas, Ltd.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
I, Darrel Figg, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Austin Chalk Oil & Gas, Ltd.;

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 9, 2005

                      by

/s/ Darrel Figg
Darrel Figg
President

Page - 11

Austin Chalk Oil & Gas, Ltd.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
I, Marlen Roepke, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Austin Chalk Oil & Gas, Ltd.;

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 9, 2005

                      by
/s/ Marlen L. Roepke
Marlen L. Roepke
Secretary

Page - 12

Exhibit 32

Page - 13

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Austin Chalk Oil & Gas, Ltd. ("Austin Chalk") on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Darrel Figg, President, and Chief Executive Officer of Austin Chalk, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Austin Chalk.

Dated: September 9, 2005
                       by
/s/ Darrel Figg
Darrel Figg
President

Page - 14

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Austin Chalk Oil & Gas, Ltd. ("Austin Chalk") on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marlen Roepke, Secretary/Treasurer, and Chief Financial  Officer of Austin Chalk, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Austin Chalk.

Dated: September 9, 2005
                       by
/s/ Marlen L. Roepke
Marlen L. Roepke
Secretary

Page - 15