Form 10QSB
period 2005-09-30
Austin Chalk Oil & Gas
filed 2005-11-14
CIK 1098590

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Third Quarter ended September 30, 2005

Commission File Number: 0-30565

Austin Chalk Oil and Gas, Ltd.

Nevada            91-2014670
(Jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)

5868 Westheimer, Suite 233, Houston TX         77057
    (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (713) 780-7633

As of September 30, 2005 the Total Issued and Outstanding was 96,460,736

Transitional Small Business Disclosure Format (check one): yes [   ] no [X]

Page - 1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months and nine months ended September 30, 2005, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 2

Austin Chalk Oil & Gas, LTD

Financial Statements

September 30,2005

Page - 3

Austin Chalk Oil & Gas, LTD.
(a Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2005	2004
ASSETS	(Unaudited)
Current Assets
Cash	$11,157	$44,909

Total Current Assets	11,157	44,909

Investment - Oil Properties	99,500	74,500

Total Assets	$110,657	$119,409

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$195	$195
Notes Payable - Related Party	43,984	19,287
Notes Payable	24,970	24,970

Total Current Liabilities	69,149	44,452

Total Liabilities	69,149	44,452

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
96,460,736 and 96,460,736 shares issued and outstanding respectively	96,460	96,460
Additional Paid in Capital	1,262,501	1,262,501
Subscription Receivable	(2,500)	(2,500)
Accumulated Deficit	(1,314,953)	(1,281,504)

Total Stockholders' Equity	41,508	74,957

Total Liabilities and Stockholders' Equity	$110,657	$119,409

The accompanying notes are an integral part of these financial statements.

Page - 4

Austin Chalk Oil & Gas, LTD
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the nine	For the nine	For the three	For the three	From Inception
	months ended	months ended	months ended	months ended	on December 16, 1998
	September 30,	September 30,	September 30,	September 30,	thru Sept. 30,
	2005	2004	2005	2004	2005

Revenues	$1,036	$-	$1,036	$-	$1,036

Operating Expenses
General & Administrative	34,486	173,828	8,246	55,272	1,002,854

Total Operating Expenses	34,486	173,828	8,246	55,272	1,002,854

Operating Income (Loss) before discontinued operations	(33,450)	(173,828)	(7,210)	(55,272)	(1,001,818)

(Loss) from discontinued operations	-	-	-	-	(443,238)
(Loss) from disposal of discontinued operations	-	-	-	-	133,499

Net (loss) from operations	(33,450)	(173,828)	(7,210)	(55,272)	(1,311,557)

Other Income (Expense)
Impairment Loss					-
Miscellaneous Income	-	-	-	-	-
Interest Expense	-	(3,396)	-	-	(3,396)

Total Other Income (Expense)	-	(3,396)	-	-	(3,396)

Net Income (Loss)	$(33,450)	$(177,224)	$(7,210)	$(55,272)	$(1,314,953)

Net Income (Loss) Per Share	$(0.00)	$(0.01)	$(0.00)	$(0.00)	$(0.06)

Weighted Average Shares Outstanding	96,460,736	30,448,030	96,460,736	96,410,736	20,669,743

The accompanying notes are an integral part of these financial statements.

Page - 5

Austin Chalk Oil & Gas, LTD
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From inception
	For the nine months ended,		on December 16, 1998
	September 30		to September 30,
	2005	2004	2005
Cash Flows from Operating Activities

Net Income (Loss)	$(33,450)	$(177,224)	$(1,314,953)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense	-	-	11,154
Stock Issued for Services	-	-	700,629
Stock issued for forgiveness of debt		242,669	367,651
Change in Assets and Liabilities	-	-	30,000
(Increase) in Accounts Recievable
(Increase) in Accounts Payable -related	24,698	(139,352)	43,985
Increase (Decrease) in Accounts Payable and Accrued Expenses	-	(6,223)	14,204

Net Cash Provided(Used) by Operating Activities	(8,752)	(80,130)	(147,330)

Cash Flows from Investing Activities			(63,993)
Cash paid for Oil Interests	(25,000)	(74,500)	(99,500)

Net Cash Provided (Used) by Investing Activities	(25,000)	(74,500)	(163,493)

Cash Flows from Financing Activities			35,000
Cash received from notes payable		-	(10,030)
Cash received from subscription receivable	-	-	9,800
Cash received from spin-off	-	-	3,710
Common stock issued for cash	-	169,985	283,500
-
Net Cash Provided(Used) by Financing Activities	-	169,985	321,980

Increase (Decrease) in Cash	(33,752)	15,355	11,157

Cash and Cash Equivalents at Beginning of Period	44,909	26	-

Cash and Cash Equivalents at End of Period	11,157	15,381	11,157

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 6

Austin Chalk Oil & Gas, LTD
Notes to the Financial Statements
September 30,2005

GENERAL

Austin Chalk Oil & Gas, LTD (Formerly KNW Networks, Inc.) (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

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

Page - 7

Item 2. Discussion and Analysis or Plan of Operation.

(a) Plan of Operation for the next twelve months. Our plan of operation is substantially unchanged from our annual report for the year ended December 31, 2004, and our previous quarterly report for the period ending June 30, 2005. Austin Chalk Oil and Gas, Ltd. is actively pursuing its business plan to engage in the oil and gas development of existing wells and new properties. We are participants in a five-well package in the Austin-Chalk Trend, Giddings Field. On or about July 8, 2004, we entered into agreement to acquire a working interest in a horizontally drilled oil and gas well in the Giddings Field of the Austin Chalk Trend in South Central Texas. The well is being drilled by Holifield Oil Company which is owned and operated by Ray Holifield. Mr. Holifield is not an officer, director, affiliate or shareholder of this reporting corporation. Our relationship with Holifield, as driller and operator is contractual and entered into at arms length. We are presently negotiating for participation in other fields.

(b) The Giddings Field of th Austin Chalk Trend. The Field, part of the Austin Chalk Trend in South Central Texas is an old area for oil drilling, founded before 1940. It has historically been an economically marginal field for oil, in following market cycles in with the price of oil. Economics used be the factor that made marginal wells profitable. Scarcity of supplies had to do with oil cartel policies more than the actual world wide supply. When prices were high, marginal wells were worth drilling. When prices fell, marginal wells were not profitable to maintain. The Austin Chalk is composed of fine-grained limestone. Notwithstanding good porosity, its matrix of permeability is low. It is however productive where it is naturally fractured. Early drilling mid-century was shallow. Deep vertical drilling often missed vertical fractures. Using the older technologies, this trend was not overally attractive to new drilling.

Today, there is a general realization that the prospective world supply of oil is limited by reality factors. There is limit to how much oil is left to be found. It is technology which has changed the economics of drilling for oil and gas in the Austin-Chalk. These tools include horizontal drain holds and real-time measurement, allowing more accurate directional drilling and greatly improved chances of a well reaching the northeast trending fractures.

The Austin-Chalk trend is about 30 miles wide. Drilling in the decade of the 90's discovered the Brookeland field along the Texas/Louisiana boundry, while more recent discoveries of Burr Ferry North, and the Masters Creek fields reveal the trend extending into Louisiana. The Louisiana fields are small, yet some horizontal drain wells have produced significant amounts of oil and natural gas per month. Also successful drilling has been enjoyed in the Union Pacific Resources, Sonat and Chesapeake. About half of the successful horizontal drain wells world-wide have been drilled in the Austin Chalk Trend.

   It is true that significant oil potential, based on recent discoveries, does exist in the Trend, in the "up-dip" portion, but of even greater interest is the natural gas, located in the "down-dip" portion, just recently discovered. (The down-dip lies in the direction of the Gulf of Mexico.) Gas wells are deeper and more expensive than the up-dip oil drilling, but gas is more fluid than oil, such that the gas wells should, if successful, produce and yield a greater rate of product than oil wells. Looking at the deep Union Pacific Resources well, we find that it reportedly flowed at the rate of 4,200 bbls/day (= barrels per day of oil), and 22 MMcf/day (= million cubic feet per day of gas).

Since 1976, Ray Holifield has drilled 2,000 wells in the Austin Chalk, many of those utilizing the technique of horizontal drilling, which wells have produced more than 200 million barrels of oil equivalent. Mr. Holifield had pioneered most of the techniques used in horizontal drilling. In fact, more than half the horizontal drain wells in the world have been drilled in the Austin Chalk. Many of Holifield's wells in the Giddings Field are re-entries, which lowers up-front costs by about 50% compared with drilling a new well. Existing wells normally have casing, pumping equipment, tank batteries, and gas pipeline connections, all greatly reducing capital costs. Where the pipeline is already in place, oil and gas can often start very soon after the rig is released.

Page - 8

In addition to the foregoing, Ray Holifield has developed a new technology the "Hybrid Lift System",which he says can produce an additional 10,000 to 30,000 barrels of oil from horizontal wells along with additional gas as well.

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

In the early 1970's, Mr. Holifield was associated with D.R. McCord and Associates, a pioneer in using computers for oil field modeling and simulation. While working for McCord in the Middle East, Mr. Holifield developed innovative techniques in Giddings Field, which enabled him to quickly identify fractures and faults containing hydrocarbons. In Lee County Texas alone, he has used this seismic data to drill 647 vertical wells. Many began production at more than a thousand barrels of oil per day. Overall, these 647 wells averaged 147,902 barrels ouf oil, equivalent to a production rate that of 4.7 times greater than the average of all other operators in the same area.

We have obtained an option to participate in the next five wells to be drilled by Holifield Oil. We have recently announced that our Edgmon-Cameron H12 well has begun producing oil, water and gas at low rates of recovery due to low bottom pressure. We regard this as normal for the area. Since completion, the well has produced 2,800 barrels of oil and 40,000 MCF of gas for which we expect to receive revenues by or before the end of year end.
We have established our website: http://www.austinchalkoil.com. Our trading symbol is OTC:ACKO.

(c) Discussion and Analysis of Financial Condition and Results of Operations. We had enjoyed no revenues during the periods covered by our last annual report and our most recent second quarterly reports or corresponding periods during the previous fiscal year. For that reason, periodic comparisons are not considered instructive or meaningful. We are now enjoying our first revenues from our investment in a working interest in a horizontally drilled oil and gas well in the Giddings Field of the Austin Chalk Trend in South Central Texas. The well is being drilled by Holifield Oil Company which is owned and operated by Ray Holifield. Neither Mr. Holifield nor Holifield Oil Company is not (nor nominates) an officer, director, nor are either an affiliate or shareholder of this reporting corporation. Our relationship with Holifield, as driller and operator is contractual and entered into at arms length.

(1) Revenues. We have begun to enjoy revenues from our investment in the Beeson #2 well in  the Austin Chalk Trend. During this third quarter our first revenues were $1,036.

(2) Expenses. Our expenses for this third quarter are stable and modest. Our significant expenses during the period covered by this report were $33,450 (principally for Outside Services and for Professional Fees.

(3) Profitability. We have every reason to expect our revenues to increase. There are no guarantees of future outcomes. We cannot now estimate when and if our increasing revenues will offset historical accumulated losses to achieve true profitability for our shareholders.

Page - 9

PART II: OTHER INFORMATION
Item 1. Legal Proceedings. None.

Item 2. Changes in Securities. None.

Item 3. Defaults on Senior Securities. None.

Item 4. Submission of Matters to Vote of Security Holders. None.

Item 5. Other Information.

Retirement of Officer/Director. On or about November 2, 2005, Marlen L. Roepke, Secretary and Director indicated his retirement from corporate office. No dispute or disagreement of any kind or sort attended Mr. Roepke's retirement. In connection with that retirement, the Board of Directors agreed to repurchase Mr. Roepke's existing options for the sum of $15,000.00

Evaluation of Disclosure Controls and Procedures. Based upon an evaluation under supervision and with the participation of our management, as of the end of the period covered by this Annual Report on form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e)] under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 6. Exhibits and Reports on Form 8-K.

31.  Section 302 Certification

32. Certification(s) Pursuant to 18 USC Section 1350;

Page - 10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2005, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Austin Chalk Oil & Gas, Inc.

Dated: November 9, 2005  by

/s/ Darrel Figg	/s/Marlen L. Roepke
Darrel Figg President	Marlen L. Roepke Retiring Secretary

Page - 11

Exhibit 31

Section 302 Certification

Page - 12

 CERTIFICATIONS PURSUANT TO SECTION 302

I, Darrel; Figg, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Designed such internal control over financial reporting, or causes such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Dated: November 9, 2005

by

/s/Darrel Figg
Darrel Figg
President

Page - 13

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Designed such internal control over financial reporting, or causes such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Dated: November 9, 2005

by

/s/Marlen L. Roepke
Marlen L. Roepke
Retiring Secretary

Page - 14

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 15

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Austin Chalk Oil & Gas, Inc. a Nevada corporation (the "Company"), on 10-QSB for September 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Darrel Figg, (President/Director of the Company, on September 30, 2005), certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 9, 2005

by

/s/Darrel Figg
Darrel Figg
President

Page - 16

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Austin Chalk Oil & Gas, Inc. a Nevada corporation (the "Company"), on 10-QSB for September 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Marlen Roepke, (Secretary/ Director of the Company, on September 30, 2005), certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 9, 2005

by

/s/Marlen L. Roepke
Marlen L. Roepke
Retiring Secretary

Page - 17