Form 10KSB
period 2005-12-31
Austin Chalk Oil & Gas
filed 2006-05-05
CIK 1098590

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended 12/31/05

Commission File Number: 000-30565

Austin Chalk Oil and Gas, Ltd.

Nevada            91-2014670

(Jurisdiction of Incorporation)        (I.R.S. Employer Identification No.)

5868 Westheimer, Suite 233, Houston TX77057

 (Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (713) 780-7633

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

As of December 31, 2005 Common shares issued and outstanding: 96,460,736

As of December 31, 2005, 38,460,734 (39.87%) shares of shares of Common Stock were held by non-affiliates, with a market value calculated at $4,615.28, based on closing low bid of $0.12 per share. Bid prices for thinly traded issues may be unreliable and subject to considerable volitivity on very modest volume.

Yes[X] No[  ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[  ] (Indicate by check mark whether if disclosure of delinquent filers (§229.405) is not and will not to the best of Registrant’s knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

Exhibit Index is found on page 9

Page - 1

INTRODUCTION

PART I

ITEM 1. Description of Business.

ITEM 2. Description of Property.

ITEM 3. Legal Proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders.

PART II

ITEM 5. Market for Common Equity and Stockholder Matters.
(a) Market Information.
(b) Holders.
(c) Dividends.
(d) Sales of Unregistered Common Stock 2005.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation.
(a) Plan of Operation for the next twelve months.
(b) Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. Financial Statements.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

ITEM 10. Executive Compensation.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

ITEM 12. Certain Relationships and Related Transactions.

ITEM 13. Controls and Procedures.
(a) Attachments.
(b) Exhibits.
(c) Form 8-K Reports.

Signatures

Page - 2

INTRODUCTION

This Registrant (Reporting Company) has elected to refer to itself, whenever possible, by normal English pronouns, such as “We”, “Us” and “Our”. This Form 10-KSB Annual Report contains forward-looking statements. Such statements include statements concerning plans, objectives, goals, strategies, future events, results or performances, and underlying assumptions that are not statements of historical fact. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements which reflect our current views, with respect to future events or results and future financial performance. Certain words indicate forward-looking statements, words like “believe”, “expect”, “anticipate”, “intends”, “estimates”, “forecast”, “projects”, and similar expressions.

PART I

ITEM 1. Description of Business. Form and Year of Organization. Knowledge Networks, Inc., (“the Registrant”)(“we, “us,” or “our”) was incorporated in the State of Nevada on December 23, 1998. On or about October 15, 2002, we changes our name from Knowledge Networks, Inc. to KNW Networks, Inc. About June 3, 2004, our shareholders authorized and we effected a change of our corporate name to Austin Chalk Oil and Gas, Ltd., as reported in our last previous Quarterly Report. Please see our previous annual report for historical information

Business. Our Business Plan has not substantially changed from our annual report for the year ended December 31, 2004. Austin Chalk Oil and Gas, Ltd. is actively pursuing that new business plan to engage in the oil and gas development of existing wells and new properties. We have established our website: http://www.austinchalkoil.com. Our trading symbol is OTC:ACKO.

We have made an investment in an additional Oil & Gas property, in South Central Texas. The new well, Northstar Hermes #1, which began drilling in February/March, 2006, is a 5,300 foot well into the Yegua sands int the Sweethome area of Lavaca County, Texas. The Well is expected to tap into 900,000 MCF of gas reserves. Management expects the well to produce at a rate of 1,500 MCF and to repay its drilling costs within the first four months of operation. Expectations are not outcomes, however, and results may differ from the best intentions and expectations.

Financing Plans. None presently. For more information, please see Item 6 of Part II, Management’s Discussion and Analysis.

Planned Acquisitions. None.

Employees. We have two Officer/Directors. See Part III, Item 9 and following for more information.

ITEM 2. Description of Property. We have no significant property other than that described in Item 1 above.

ITEM 3. Legal Proceedings.

An finder has claimed and is claiming what management considers an exorbitant and unjustified finders fee, greater than 10%. The finder was paid and has received a 10% commission for raising $67,727.70, or $6,772.77. The finder claims entitlement to a total fee of $20,000.00 before the payment of the normal 10% of $6,772.77. He continues to demand the balance of $13,227.33. Management has concluded that the demand is unreasonable and out of line with industry practice. Management will continue to resist this claim, by such normal means as are necessary and proper. Management expects an ultimately favorable resolution.

ITEM 4. Submission of Matters to a Vote of Security Holders. None

Page - 3

PART II

ITEM 5. Market for Common Equity and Stockholder Matters.

(a) Market Information. We have one class of securities, Common Voting Equity Shares (“Common Stock”). Our Company’s Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Based upon standard reporting sources, the following information is provided:

quarter	high bid	low bid	volume
1st 2003	3.00	1.10	168,100
2nd 2003	2.00	1.01	92,620
3rd 2003	1.05	0.51	725,100
4th 2003	0.55	0.45	15,142,740
1st 2004	1.01	0.16	15,656,940
2nd 2004	0.40	0.04	1,850,280
3rd 2004	0.25	0.09	624,660
4th 2004	0.21	0.13	3,981,580
1st 2005	0.76	0.16	26,000,000
2nd 2005	0.63	0.19	20,000,000
3rd 2005	0,35	0.10	17,000,000
4th 2005	0.22	0.12	11,000,000
 Source: Yahoo Finance

The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. SOURCE: Yahoo Finance.

(b) Holders. Management calculates that the approximate number of shareholders of record of the Company’s Common Stock, as of December 31, 2004 and currently, was believed to be 125, taking into account shares held in Broker’s accounts.

© Dividends. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

(d) Sales of Unregistered Common Stock 2005. None.

Page - 4

ITEM 6. Management’s Discussion and Analysis or Plan of Operation.

Management’s discussion and analysis is intended to be read in conjunction with our audited financial statements and the notes attached to them. The following statements may be forward looking in nature and actual results may differ from forward looking statements.

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

We have begun to book limited revenues from oil and gas drilling, during the periods covered by this report.

Cautionary Statements/Risks of Failure. There can be no assurance that we will be successful at any time in the future. There is no assurance that any drilling and extracting program will prove profitable. Even in the event that one operation many proceed successfully, that success may be offset by any one or combination of a number of forseeable contingencies. We will not attempt to provide an exhaustive list of every thing which could go wrong, but the most obvious ones include equipment breakdown, labor or administrative difficulties, and changes in the world market price for oil.

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

Page - 5

ITEM 7. Financial Statements.

(a)
Audit Committee. The Audit Committee of this Corporation for this fiscal year consists of the our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm’s independence.

Based upon the Committee’s discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2005, be included and filed with the Securities and Exchange Commission.

(b)
Financial Statements. Audited Financial Statements for years ended December 31, 2005 are provided as Attachment FKA-05, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Page - 6

PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our President, Darrel Figg, remains as Officer Director. His biography as been previously reported.

Marlen L. Roepke, our previous second Director has retired from all corporate office.

John Spicer, our current second Director, was appointed to replace Mr. Roepke.

ITEM 10. Executive Compensation.

				Long Term Compensation
		Annual Compensation			Awards		Payouts
a Name and Principal Position	b Year	c Salary ($)	d Bonus ($)	e Other Annual Compen-sation ($)	f Restric-ted Stock Awards ($)	g Securi-ties Under- lying Options SARs (#)	h LTIP Payouts ($)	i All Other Compen-sation ($)
Darrel Figg	2005	15,000	0	0	0		0	0
President/CEO	2004	0	0	0	0	100,000	0	0
Apr. 23, 2001 - Feb. 7, 2002	2003	0	0	0	0	0	0	0
MarlenL. Roepke	2005	15,000	0	0	0	0	0	0
Officer/Director	2004	0	0	0	0	100,000	0	0
Feb. 7, 2002	2003	0	0	0	0	666,666	0	0

1.	Darrel Figg was granted an option to acquire 100,000 shares of common stock, exercisable at $0.05, at any time after October 10, 2004.

2.
Marlen L. Roepke was granted an option to acquire 100,000 shares of common stock, exercisable at $0.05, at any time. Mr. Roepke exercised his option for 50,000 shares. Mr. Roepke previously was granted 666,666 shares..

Page - 7

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

To the best of our knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, and of all persons, entities and groups, known to or discoverable by us, to be the beneficial owner or owners of more than five percent of any voting class of Registrant’s stock., known to or discoverable by Registrant. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

Shareholder	Shares	%
Darrel Figg 4602 Turf Valley Drive Houston TX 77064	-0-	0.00
John Spicer PO Box 667030 Houston TX 77266	-0-	0.00
Marlen L. Roepke 1914 Agusta #8 Houston TX 77054	-0-	0.00
Officers and Directors as Group	0	0.00
Eradio Diaz Sun Tower # 5 Avenida Ricardo J. Alfaro Panama 5 Panama	58,000,002	60.13
Total other 5% Owners	58,000,002	60.13
Total all affiliates and 5% owners.	58,000,002	60.13
Total Issued and Outstanding (for reference)	96,460,736	100.00
(Less All affiliates)	(58,000,002)	-60.13
Indicagted Non-Affiliate Shares	38,460,734	39.87

ITEM 12. Certain Relationships and Related Transactions.

None.

ITEM 13. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based upon an evaluation under supervision and with the participation of our management, as of a date within 90 days of the filing date of this Annual Report on form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14© and 15d-14©) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

(a) Attachments.

(31) Certification pursuant to 302.

(32) Certification pursuant to 1350.

(A 99.1) Audit Committee Report

(AFK-02) Audited Financial Statements for the years ended December 31, 2005, 2004 and from Inception.

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

Austin Chalk Oil and Gas, Ltd.

Dated: May 2, 2006

by

/s/Darrel Figg	/s/John Spicer
Darrel Figg president/director	John Spicer director

Page - 9

Exhibit 31

Section 302 Certifications

Page - 10

 CERTIFICATIONS PURSUANT TO SECTION 302

I, Darrel Figg, president/director, certify that:

1. I have reviewed this annual report on Form 10-KSB of December 31, 2005;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 2, 2006

/s/Darrel Figg
Darrel Figg
President/Director

Page - 11

 CERTIFICATIONS PURSUANT TO SECTION 302

I, John Spicer, secretary/director, certify that:

1. I have reviewed this annual report on Form 10-KSB of December 31, 2005;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 2, 2006

/s/John Spicer
John Spicer
Secretary/Director

Page - 12

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 13

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Austin Chalk Oil & Gas, Inc., a Nevada corporation (the “Company”), on Form 10-kSB for the yeaar ended December 31, 2005 as filed with the Securities and Exchange Commission (the “Report”), We, officers and directors of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to our knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 2, 2006

/s/Darrel Figg	/s/John Spicer
Darrel Figg president/director	John Spicer director

Page - 14

Attachment AC-99.1

Audit Committe Report

Page - 15

Austin Chalk Oil & Gas, Inc.

Form Type: 10-KSB

AUDIT COMMITTEE REPORT

The Audit Committee of Diatom Corporation is composed of the Corporation’s Board of Directors. The members of the Committee recommended, subject to stockholder ratification, the selection of the Corporation’s independent accountants.

Management is responsible for the Corporation’s internal controls and the financial reporting process. The independent accountants are responsible for performing an independent audit of the Corporation’s consolidated financial statements in accordance with the generally accepted auditing standards and to issue a report thereon. The Committee’s responsibility is to monitor and oversee these processes.

In this context, the Committee has met and held discussions with management and the independent accountants. Management represented to the Committee that the Corporation’s financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The Committee discussed with the independent accountants matters required to be discussed by the Statement on Auditing Standards No. 61.

The Corporation’s independent accountants also provided to the Committee the written disclosures required by Independence Standards Board Standard No. 1, and the Committee discussed with the independent accountant that firms independence.

Based upon Committee’s discussion with management and the independent accountants and the Committee’s review of the representation of management and the report of the independent accountants to the Committee, the Committee recommended that the audited consolidated financial statements be included in the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Dated: May 2, 2006

/s/Darrel Figg	/s/John Spicer
Darrel Figg president/director	John Spicer director

Page - 16

Attachment AFK-05

Audited Financial Statements
of
Austin Chalk Oil & Gas, Inc.
for the years ended
December 31, 2005, 2004
and from inception

Page - 17